Form 10-Q
period 1995-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1995-11-13
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the period ended   SEPTEMBER 30, 1995

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ___________ to ____________

Commission File Number:                 0-18307

             NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

               (Exact Name of Registrant as Specified in Charter)

       Washington                                        91-1423516
(State of Organization)                     (I.R.S. Employer Identification No.)

       1201 Third Avenue, Suite 3600, Seattle, Washington             98101
     (Address of Principal Executive Offices)                       (Zip Code)

                                 (206) 621-1351
              (Registrant's telephone number, including area code)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X       No
                                       ---         ---
------------------------
This filing contains __ pages.  Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)




                                                          September 30,             December 31,
                                                              1995                      1994
                                                          -----------              -----------
                                     ASSETS
Cash                                                      $   370,591               $   335,551
Accounts receivable                                            50,100                    58,011
Prepaid Expenses                                               69,069                    29,779
Property and equipment, net of accumulated
  depreciation of $1,394,045 and $2,281,040,
  respectively                                              6,555,650                 8,576,828
Intangible assets, net of accumulated
  amortization of $2,256,101 and $5,144,923,
  respectively                                              2,664,181                 3,532,181

                                                          -----------               -----------
Total assets                                              $ 9,709,591               $12,532,350
                                                          ===========               ===========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                     $   246,844               $   330,020
Due to managing general partner and affiliates                 31,063                    53,536
Converter deposits                                             22,440                    27,732
Subscriber prepayments                                         61,634                   107,380
Notes payable                                               5,686,000                11,209,977

                                                          -----------               -----------
                  Total liabilities                         6,047,981                11,728,645
                                                          -----------               -----------

Partners' equity:
 General Partners:
   Contributed capital, net                                     1,000                     1,000
   Accumulated deficit                                        (44,727)                  (73,306)

                                                          -----------               -----------
                                                              (43,727)                  (72,306)
                                                          -----------               -----------

 Limited Partners:
   Contributed capital, net                                 8,133,320                 8,133,320
   Accumulated deficit                                     (4,427,983)               (7,257,309)

                                                          -----------               -----------
                                                            3,705,337                   876,011
                                                          -----------               -----------


                  Total partners' equity                    3,661,610                   803,705
                                                          -----------               -----------


Total liabilities and partners' equity                    $ 9,709,591               $12,532,350
                                                          ===========               ===========



The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                      For the nine months ended September 30,
                                                      ---------------------------------------

                                                          1995                       1994
                                                      ------------              -------------

Service revenues                                      $  2,745,076               $  1,304,328

Expenses:
  Operating                                                324,742                    134,627
  General and administrative (including
     $356,712 and $98,261 to affiliates
     in 1995 and 1994, respectively)                       721,430                    367,043
Programming                                                605,500                    257,713
Depreciation and amortization                            1,028,968                    774,773

                                                       -----------               ------------
                                                         2,680,640                  1,534,156
                                                       -----------               ------------

Income (loss) from operations                               64,436                  (229,828)

Other income (expense):
   Interest expense                                       (649,643)                  (198,122)
   Interest income                                           4,728                      1,752
   Gain on disposal of assets                            3,438,384                        101

                                                       -----------               ------------
                                                         2,793,469                   (196,269)
                                                       -----------               ------------


Net income (loss)                                     $  2,857,905               $   (426,097)
                                                       ===========               ============


Allocation of net income (loss):

   General Partners                                    $    28,579               $     (4,261)
                                                       ===========               ============


   Limited Partners                                    $ 2,829,326               $   (421,836)
                                                       ===========               ============


Net income (loss) per limited partnership unit:
     (19,137 units)                                    $       148               $        (22)
                                                       ===========               ============


Net income (loss) per $1,000 investment                $       296               $        (44)
                                                       ===========               ============



The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                              For the three months ended September 30,
                                              ----------------------------------------

                                                  1995                       1994
                                              -------------              -------------
Service revenues                              $     750,780              $     442,400

Expenses:
  Operating                                          95,111                     43,283
  General and administrative (including
     $105,397 and $57,749 to affiliates
     in 1995 and 1994, respectively)                206,207                    120,343
Programming                                         160,987                     92,036
Depreciation and amortization                       243,480                    261,419

                                              -------------              -------------
                                                    705,785                    517,081
                                              -------------              -------------

Income (loss) from operations                        44,995                    (74,681)

Other income (expense):
   Interest expense                                (126,013)                   (72,631)
   Interest income                                    2,788                        473
   Gain on disposal of assets                        43,902                          -

                                              -------------              -------------
                                                    (79,323)                   (72,158)
                                              -------------              -------------


Net loss                                      $     (34,328)             $    (146,839)
                                              =============              =============


Allocation of net loss:

   General Partners                           $        (343)             $      (1,468)
                                              =============              =============


   Limited Partners                           $     (33,985)             $    (145,371)
                                              =============              =============


Net loss per limited partnership unit:
     (19,137 units)                           $          (2)             $          (8)
                                              =============              =============


Net loss per $1,000 investment                $          (4)             $         (16)
                                              =============              =============


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)

                                                            For the nine months ended September 30,
                                                            ---------------------------------------

                                                               1995                        1994
                                                            ------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  2,857,905               $   (426,097)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                               1,028,968                    774,773
   Gain on sale of assets                                     (3,417,649)                        -
   (Increase) decrease in operating assets:
     Accounts receivable                                           7,911                      4,736
     Prepaid expenses                                            (39,290)                     2,701
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                       (83,176)                  (104,176)
     Due to managing general partner and affiliates              (22,473)                    46,135
     Converter deposits                                           (5,292)                      (997)
     Subscriber prepayments                                      (45,746)                   (34,456)

                                                            ------------              -------------
Net cash from operating activities                               281,158                    262,619
                                                            ------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                         (272,813)                  (223,527)
Proceeds from sale of cable television system                  5,765,769                         -

                                                            ------------              -------------
Net cash from (used in) investing activities                   5,492,956                   (223,527)
                                                            ------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                              (5,523,977)                  (198,000)
Loan fees and other costs incurred                              (215,097)                        -

                                                            ------------              -------------
Net cash used in financing activities                         (5,739,074)                  (198,000)
                                                            ------------              -------------

INCREASE (DECREASE) IN CASH                                       35,040                   (158,908)

CASH, beginning of period                                        335,551                    255,686


                                                            ------------              -------------
CASH, end of period                                         $    370,591              $      96,778
                                                            ============              =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                 $    638,573              $     217,217
                                                            ============              =============




The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1995 and December 31, 1994, its Statements of Operations for the nine and three months ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine months ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $750,780 for the three months ended September 30, 1995, representing an increase of approximately 70% as compared to the same period in 1994. Of these revenues, $585,115 (78%) was derived from basic service charges, $67,028 (9%) from premium services, $15,611 (2%) from tier services, $21,978 (3%) from installation charges, $7,433 (1%) from service maintenance contracts and $53,615 (7%) from other sources. The net increase in revenues is attributable to the acquisition of the Aliceville, AL system offset by the sale of the Santiam, OR system. The Aliceville, AL system has approximately 3,500 more subscribers than the previously owned Santiam, OR system.

As of September 30, 1995 the Partnership's systems served approximately 9,400 basic subscribers, 2,900 premium subscribers and 1,100 tier subscribers.

Operating expenses totaled $95,111 for the three months ended September 30, 1995, representing an increase of approximately 120% over the same period in 1994. This is mainly due to the acquisition of the Aliceville, AL system and the sale of the Santiam, OR system.

General and administrative expenses totaled $206,207 for the three months ended September 30, 1995, representing an increase of approximately 71% over the same period in 1994. The net increase is mainly due to the acquisition of the Aliceville, AL system, the sale of the Santiam, OR system and higher revenue based expenses, such as franchise fees and management fees.

Programming expenses totaled $160,987 for the three months ended September 30, 1995, representing an increase of approximately 75% as compared to the same period in 1994. This is mainly due to the acquisition of the Aliceville, AL system, the sale of the Santiam, OR system, increased costs charged by various program suppliers and additional costs associated with the launch of new channels.

Depreciation and amortization expense increased approximately 7% as compared to the same period in 1994. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the Aliceville, AL system offset by the retirement of assets related to the sale of the Santiam, OR system.

Interest expense for the three months ended September 30, 1995 increased approximately 73% as compared to the same period in 1994, mainly due to increased borrowings to finance the acquisition of the Aliceville, AL system offset by the repayment of debt with proceeds from the sale of the Santiam, OR system. The average bank debt outstanding increased from $4,092,000 during the third quarter of 1994 to $8,143,000 during the third quarter of 1995. As of the date of this filing, the Partnership's effective interest rate was approximately 8.39%.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a funded debt to annualized cash flow ratio of 5.75 To 1 and a cash flow to debt service ratio of 1.25 To 1. At September 30, 1995, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $5,686,000. Certain fixed rate agreements in place as of June 30, 1995 expired during the third quarter of 1995, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $5,600,000 at Libor based rate of 8.38% expiring December 1, 1995. The balance of $86,000 bears interest at prime plus 1/2% (currently 9.25%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1995, the Partnership incurred approximately $74,000 in capital expenditures including a line extension in the LaConner, WA system as well as the purchase of headend equipment in the Aliceville, AL system. Planned capital expenditures for the balance of 1995 include the initial phases of a system upgrade to 450 mhz in the LaConner, WA system and a fiber interconnect and mapping of two systems in the Aliceville, AL area.

Effects of Regulation

On October 5, 1992, congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). The 1992 Act substantially reregulated the cable television industry and imposed numerous requirements, including provisions subjecting rates for certain services and equipment to regulation by the applicable local franchising authority and by the Federal Communications Commission ("FCC"), exclusive programming arrangements, the carriage of broadcast signals, customer service standards, leased access channels, customer premises equipment compatibility and various other matters. On April 1, 1993, the FCC announced the adoption of rate regulations which became effective September 1, 1993. Under those initial regulations, rates were evaluated against "competitive benchmarks" and were generally subject to rollbacks if they exceeded the benchmark levels. On February 22, 1994, the FCC substantially revised the rate regulation rules to effect further rate reductions effective May 15, 1994, or later in certain circumstances, based on complex formulas and revised benchmarks.

All of the Partnership's cable systems are potentially subject to rate regulation. The 1992 Act (i) requires the FCC to establish rate standards for basic cable service rates which may be regulated by the applicable local franchising authority, (ii) requires the FCC, upon receipt of a complaint, to review rates for additional tiers of cable service, (iii) regulates rates for mandatorily offered commercial leased access channels and (iv) eliminates the automatic five percent annual increase for basic rates allowed under prior law. Rates for channels offered on a per-channel basis as individual purchase options and pay-per-view events are excluded from rate regulation.

Basic service rates, including the equipment used to receive basic service, may be regulated by a local franchising authority once it has been "certified" by the FCC. When the certification becomes effective, the local franchise authority may request the cable operator to justify its existing rates charged for basic service and related equipment ("request for justification" or "RFJ"). Rates charged in excess of the maximum allowable rates determined under FCC regulations are subject to refund for the period in which the excess rates were charged or one year, whichever is shorter. Additional tiers of service are subject to regulation only upon an appropriately filed complaint to the FCC by any subscriber, franchising authority or other person ("subscriber complaints"). If no subscriber complaints are filed within 45 days of a change in the FCC regulated rates, such rates are not subject to challenge unless and until the cable operator seeks to modify them. Refund liability, if any, generally would be limited to any incremental increase in rates. In late 1994, the FCC revised its rules to permit cable operators to offer New Product Tiers at rates which they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and cable operators do not remove programming services from existing service tiers and offer them on the New Product Tier.

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. Maximum permitted rates under these revised rules are dependent on several factors including the number of regulated channels offered, net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return.

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 12% of the Partnership's subscribers have elected to certify and no RFJ's have been received from franchise authorities, and no subscriber complaints have been filed. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

Future rate increases under this regulatory environment will be dependent on several factors including the level of inflation as measured by the annual change in the GNP-PI index, increases in "external costs" as defined by the FCC and possible changes to the existing rules regarding rate increases associated with the launch of new services on regulated tiers. Because of the uncertainties associated with these factors the future impact of rate regulation on the Partnership's results of operations cannot be determined at this time. Management feels it is reasonably possible under the price cap mechanism that operating margins will stabilize and perhaps increase in future periods as inflation and external cost increases are allowed to be passed through to subscribers through rate adjustments.

                           PART II - OTHER INFORMATION

ITEM 1     Legal proceedings

           None

ITEM 2     Changes in Securities

           None

ITEM 3     Defaults upon senior securities

           None

ITEM 4     Submission of matters to a vote of security holders

           None

ITEM 5     Other information

           None

ITEM 6     Exhibits and Reports on Form 8-K

(a)  Exhibit index

         27.0 Financial Data Schedule

(b) Form 8-K , dated June 30, 1995 was filed July 14, 1995 reporting the sale of the Santiam, OR system which occurred on June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner

Dated:                 BY:  /S/ RICHARD I.CLARK
      ------------         ----------------------------------------
                           Richard I. Clark
                           (Vice President/Treasurer)


Dated:                 BY:  /S/ GARY S. JONES
      ------------         ----------------------------------------
                           Gary S. Jones
                           (Vice President)