Form 10-Q
period 1996-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1996-05-15
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the period ended      MARCH 31, 1996
                     ----------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from                    to
                               ------------------    --------------------

Commission File Number:             0-18307
                        -------------------------------------------------

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
- --------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

      Washington                                        91-1423516
- --------------------------------------------------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

  1201 Third Avenue, Suite 3600, Seattle, Washington                  98101
- --------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                      (Zip Code)

                                 (206) 621-1351
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes       No   X
                                     -----    -----
- ------------------------

This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                  March 31,          December 31,
                                                                    1996                 1995
                                                                ------------         ------------
                                     ASSETS

Cash                                                            $    549,840         $    380,717
Accounts receivable                                                  111,328               65,537
Prepaid expenses                                                      46,226               48,976
Property and equipment, net of accumulated
  depreciation of $1,812,420 and $1,571,951,
  respectively                                                     8,044,095            6,652,864
Intangible assets, net of accumulated
  amortization of $1,164,108 and $1,012,543,
  respectively                                                     6,979,390            2,534,884
                                                                ------------         ------------
Total assets                                                    $ 15,730,879         $  9,682,978
                                                                ============         ============

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $    597,147         $    408,090
Due to managing general partner and affiliates                        87,104               69,933
Converter deposits                                                    21,825               21,750
Subscriber prepayments                                                80,752              104,801
Notes payable                                                     11,675,000            5,618,000
                                                                ------------         ------------
                  Total liabilities                               12,461,828            6,222,574
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                            1,000                1,000
   Accumulated deficit                                               (48,528)             (46,614)
                                                                ------------         ------------
                                                                     (47,528)             (45,614)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                        8,120,820            8,120,820
   Accumulated deficit                                            (4,804,241)          (4,614,802)
                                                                ------------         ------------
                                                                   3,316,579            3,506,018
                                                                ------------         ------------

                  Total partners' equity                           3,269,051            3,460,404
                                                                ------------         ------------

Total liabilities and partners' equity                          $ 15,730,879         $  9,682,978
                                                                ============         ============

          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                                    For the three months ended March 31,
                                                    ------------------------------------

                                                          1996                1995
                                                      -----------         -----------
Service revenues                                      $ 1,087,442         $   964,221

Expenses:
  Operating                                               115,578             103,820
  General and administrative (including
     $136,526 and $123,279 to affiliates
     in 1996 and 1995, respectively)                      261,354             249,454
Programming                                               239,810             224,103
Depreciation and amortization                             392,035             391,815
                                                      -----------         -----------
                                                        1,008,777             969,192
                                                      -----------         -----------

Income (loss) from operations                              78,665              (4,971)

Other income (expense):
   Interest expense                                      (271,639)           (261,668)
   Interest income                                          1,709                 456
   Loss on disposal of assets                                 (88)               --
                                                      -----------         -----------
                                                         (270,018)           (261,212)
                                                      -----------         -----------

Net loss                                              $  (191,353)           (266,183)
                                                      ===========         ===========

Allocation of net loss:

   General Partners                                   $    (1,914)        $    (2,662)
                                                      ===========         ===========

   Limited Partners                                   $  (189,439)        $  (263,521)
                                                      ===========         ===========

Net loss per limited partnership unit:
 (19,087 units and 19,137 units, respectively)        $       (10)        $       (14)
                                                      ===========         ===========

Net loss per $1,000 investment                        $       (20)        $       (28)
                                                      ===========         ===========

         The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)

                                                         For the three months ended March 31,
                                                         ------------------------------------

                                                               1996                1995
                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (191,353)        $  (266,183)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                               392,035             391,815
   Gain on sale of assets                                           88                --
   (Increase) decrease in operating assets:
     Accounts receivable                                       (45,791)             (1,807)
     Prepaid expenses                                            2,750             (17,002)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     189,057             (48,455)
     Due to managing general partner and affiliates             17,171             104,430
     Converter deposits                                             75                  50
     Subscriber prepayments                                    (24,049)            (28,605)

                                                           -----------         -----------
Net cash from operating activities                             339,983             134,243
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                        (89,477)           (153,224)
Purchase of cable television systems                        (6,017,355)               --

                                                           -----------         -----------
Net cash used in investing activities                       (6,106,832)           (153,224)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net           6,057,000                --
Principal payments on borrowings                                  --                (3,594)
Loan fees and other costs incurred                            (121,028)               --

                                                           -----------         -----------
Net cash from (used in) financing activities                 5,935,972              (3,594)
                                                           -----------         -----------

INCREASE (DECREASE) IN CASH                                    169,123             (22,575)

CASH, beginning of period                                      380,717             335,551

                                                           -----------         -----------
CASH, end of period                                        $   549,840         $   312,976
                                                           ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $    54,943         $   258,393
                                                           ===========         ===========

          The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1996 and December 31, 1995, its Statements of Operations for the three months ended March 31, 1996 and 1995, and its Statements of Cash Flows for the three months ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,087,442 for the three months ended March 31, 1996, representing an increase of approximately 13% as compared to the same period in 1995. Of these revenues, $815,050 (75%) was derived from basic service charges, $117,949 (11%) from premium services, $17,889 (2%) from tier services, $33,525 (3%) from installation charges, $7,632 (1%) from service maintenance contracts and $95,397 (8%) from other sources. The net increase in revenues is attributable to rate increases implemented during fourth quarter 1995 and stronger advertising revenues. The increase in partially offset by the net effect of the acquisition of the Swainsboro, GA system and the sale of the Santiam, OR system. The Swainsboro system has approximately 250 fewer subscribers than the previously owned Santiam system.

As of March 31, 1996 the Partnership's systems served approximately 12,600 basic subscribers, 4,300 premium subscribers and 1,100 tier subscribers.

Operating expenses totaled $115,578 for the three months ended March 31, 1996, representing an increase of approximately 11% over the same period in 1995. This is mainly due to higher than anticipated regional management costs in the Swainsboro, GA system as well as higher wage and benefit costs.

General and administrative expenses totaled $261,354 for the three months ended March 31, 1996, representing an increase of approximately 5% over the same period in 1995. The net increase is mainly due to higher revenue based expenses, such as franchise fees and management fees.

Programming expenses totaled $239,810 for the three months ended March 31, 1996, representing an increase of approximately 7% as compared to the same period in 1995. This is mainly due to increased costs charged by various program suppliers and additional costs associated with the launch of new channels.

Depreciation and amortization expense remained constant as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the Swainsboro, GA system offset by the retirement of assets related to the sale of the Santiam, OR system.

Interest expense for the three months ended March 31, 1996 increased approximately 4% as compared to the same period in 1995 The average bank debt outstanding increased from $10,600,000 during the first quarter of 1995 to $11,675,000 during the first quarter of 1996. The Partnership's effective interest rate decreased from 9.87% during the first quarter of 1995 to 9.31% during the first quarter of 1996.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a funded debt to annualized cash flow ratio of 5.50 to 1 and a cash flow to debt service ratio of 1.25 to 1. At March 31, 1996, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $11,675,000. Certain fixed rate agreements in place as of December 31, 1995 expired during the first quarter of 1996, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $10,600,000 fixed at 8.86% under the terms of an interest rate swap agreement with its lender expiring January 11, 1998; $1,075,000 fixed at 9.0%, expiring June 30, 1996. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1996, the Partnership incurred approximately $90,000 in capital expenditures including advertising insertion equipment and a billing system conversion in the Swainsboro, GA system and line extensions in the LaConner, WA and Aliceville, AL systems. Planned capital expenditures for the balance of 1996 include a fiber interconnect of two systems in the Aliceville, AL area and various line extensions.

Effects of Regulation

On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Act"). The 1992 Act and subsequent revisions and rulemakings substantially re-regulated the cable television industry. The regulatory aspects of the 1992 Act included giving the local franchising authorities and the FCC the ability to regulate rates for basic services, equipment charges and additional CPST's when certain conditions were met. All of the Partnership's cable systems were potentially subject to rate regulation. The most significant impact of rate regulation was the inability to raise rates for regulated services as costs of operation rose during an FCC imposed rate freeze from April 5, 1993 to May 15, 1994. This has contributed to operating margins before depreciation and amortization declining from 48% for the twelve months ended December 31, 1993 to 46% for the same period in 1994.

On May 5, 1995, the FCC announced the adoption of a simplified set of rate regulation rules that will apply to "small" cable systems, defined as a system serving 15,000 or fewer subscribers, that are owned by "small" companies, defined as a company serving 400,000 or fewer subscribers. Under the FCC's definition, the Partnership is a "small" company and each of the Partnership's cable systems are "small" systems. Maximum permitted rates under these revised rules is dependent on several factors including the number of regulated channels offered, net asset basis of plant and equipment used to deliver regulated services, the number of subscribers served and a reasonable rate of return.

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

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 12% of the Partnership's subscribers have elected to certify and no RFJ's have been received from franchise authorities. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

                           PART II - OTHER INFORMATION

ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit index

         27.0 Financial Data Schedule

(b) Form 8-K , dated January 5, 1996 was filed January 17, 1996 reporting the acquisition of the Swainsboro, GA system which occurred on January 5, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated: 5-14-96              BY:  /s/ RICHARD I. CLARK
       --------------            ------------------------------------
                                   Richard I. Clark
                                   (Vice President/Treasurer)



Dated: 5-14-96              BY:  /s/ GARY S. JONES
       --------------            ------------------------------------
                                    Gary S. Jones
                                    (Vice President)