Form 10-Q
period 1996-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1996-08-12
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended JUNE 30, 1996
                                 --------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                               -------------    -------------

Commission File Number:             0-18307


              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
              ----------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


        Washington                                    91-1423516
 -----------------------                 ------------------------------------
 (State of Organization)                 (I.R.S. Employer Identification No.)

        1201 Third Avenue, Suite 3600, Seattle, Washington       98101
        -----------------------------------------------------------------
           (Address of Principal Executive Offices)            (Zip Code)

                                 (206)  621-1351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes     No  X
                                     ---    ---

- ------------------------
This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                           June 30,    December 31,
                                                                           1996            1995
                                                                       ------------    ------------
                                     ASSETS

Cash                                                                   $    721,252    $    380,717
Accounts receivable                                                          76,641          65,537
Prepaid expenses                                                             35,082          48,976
Property and equipment, net of accumulated
  depreciation of $2,052,890 and $1,571,951,
  respectively                                                            7,930,250       6,652,864
Intangible assets, net of accumulated
  amortization of $1,315,674 and $1,012,543,
  respectively                                                            6,833,271       2,534,884

                                                                       ------------    ------------
Total assets                                                           $ 15,596,496    $  9,682,978
                                                                       ============    ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                                  $    589,525    $    408,090
Due to managing general partner and affiliates                              139,627          69,933
Converter deposits                                                           21,040          21,750
Subscriber prepayments                                                       69,903         104,801
Notes payable                                                            11,675,000       5,618,000

                                                                       ------------    ------------
                  Total liabilities                                      12,495,095       6,222,574
                                                                       ------------    ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                                   1,000           1,000
   Accumulated deficit                                                      (50,204)        (46,614)

                                                                       ------------    ------------
                                                                            (49,204)        (45,614)
                                                                       ------------    ------------

 Limited Partners:
   Contributed capital, net                                               8,120,820       8,120,820
   Accumulated deficit                                                   (4,970,215)     (4,614,802)

                                                                       ------------    ------------
                                                                          3,150,605       3,506,018
                                                                       ------------    ------------


                  Total partners' equity                                  3,101,401       3,460,404
                                                                       ------------    ------------


Total liabilities and partners' equity                                 $ 15,596,496    $  9,682,978
                                                                       ============    ============


     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     For the six months ended June 30,
                                                     ---------------------------------

                                                         1996                  1995
                                                     -----------           -----------
Service revenues                                     $ 2,214,199           $ 1,994,296

Expenses:
  Operating                                              238,264               229,632
  General and administrative (including
     $280,495 and $251,315 to affiliates
     in 1996 and 1995, respectively)                     533,129               515,222
Programming                                              498,582               444,512
Depreciation and amortization                            784,071               785,488

                                                     -----------           -----------
                                                       2,054,046             1,974,854
                                                     -----------           -----------

Income from operations                                   160,153                19,442

Other income (expense):
   Interest expense                                     (522,304)             (523,631)
   Interest income                                         3,236                 1,940
   Gain (loss) on disposal of assets                         (88)            3,394,482

                                                     -----------           -----------
                                                        (519,156)            2,872,791
                                                     -----------           -----------


Net income (loss)                                    $  (359,003)            2,892,233
                                                     ===========           ===========


Allocation of net income (loss):

   General Partners                                  $    (3,590)          $    28,922
                                                     ===========           ===========


   Limited Partners                                  $  (355,413)          $ 2,863,311
                                                     ===========           ===========


Net income (loss) per limited partnership unit:
 (19,087 units and 19,137 units, respectively)       $       (19)          $       150
                                                     ===========           ===========


Net income (loss) per $1,000 investment              $       (38)          $       299
                                                     ===========           ===========


     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     For the three months ended June 30,
                                                     -----------------------------------

                                                         1996                   1995
                                                     -----------            -----------
Service revenues                                     $ 1,126,757            $ 1,030,076

Expenses:
  Operating                                              122,686                125,812
  General and administrative (including
     $143,966 and $128,036 to affiliates
     in 1996 and 1995, respectively)                     271,777                265,768
Programming                                              258,771                220,410
Depreciation and amortization                            392,035                393,673

                                                     -----------            -----------
                                                       1,045,269              1,005,663
                                                     -----------            -----------

Income from operations                                    81,488                 24,413

Other income (expense):
   Interest expense                                     (250,665)              (261,963)
   Interest income                                         1,527                  1,484
   Gain on disposal of assets                               --                3,394,482

                                                     -----------            -----------
                                                        (249,138)             3,134,003
                                                     -----------            -----------


Net income (loss)                                    $  (167,650)           $ 3,158,416
                                                     ===========            ===========


Allocation of net income (loss):

   General Partners                                  $    (1,677)           $    31,584
                                                     ===========            ===========


   Limited Partners                                  $  (165,974)           $ 3,126,832
                                                     ===========            ===========


Net income (loss) per limited partnership unit:
 (19,087 units and 19,137 units, respectively)       $        (9)           $       163
                                                     ===========            ===========


Net income (loss) per $1,000 investment              $       (18)           $       327
                                                     ===========            ===========


     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                      For the six months ended June 30,
                                                      ---------------------------------

                                                          1996                  1995
                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $  (359,003)          $ 2,892,233
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                          784,071               785,488
   (Gain) loss on sale of assets                               88            (3,417,649)
   (Increase) decrease in operating assets:
     Accounts receivable                                  (11,104)               20,352
     Prepaid expenses                                      13,894                 5,414
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                181,435                29,350
     Due to managing general partner and affiliates        69,694               156,049
     Converter deposits                                      (710)               (4,382)
     Subscriber prepayments                               (34,898)              (40,960)

                                                      -----------           -----------
Net cash from operating activities                        643,467               425,895
                                                      -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                  (216,103)             (437,331)
Purchase of cable television systems                   (6,017,355)                 --
Proceeds from sale of cable television system                --               5,765,769

                                                      -----------           -----------
Net cash from (used in) investing activities           (6,233,458)            5,328,438
                                                      -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net      6,057,000                  --
Principal payments on borrowings                             --              (5,455,977)
Loan fees and other costs incurred                       (126,475)                 --

                                                      -----------           -----------
Net cash from (used in) financing activities            5,930,525            (5,455,977)
                                                      -----------           -----------

INCREASE IN CASH                                          340,534               298,356

CASH, beginning of period                                 380,717               335,551


                                                      -----------           -----------
CASH, end of period                                   $   721,251           $   633,907
                                                      ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest           $   310,707           $   477,515
                                                      ===========           ===========

     The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1996 and December 31, 1995, its Statements of Operations for the six and three months ended June 30, 1996 and 1995, and its Statements of Cash Flows for the six months ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,126,757 for the three months ended June 30, 1996, representing an increase of approximately 9% as compared to the same period in 1995. Of these revenues, $850,057 (75%) was derived from basic service charges, $116,027 (10%) from premium services, $18,207 (2%) from tier services, $36,064 (3%) from installation charges, $7,946 (1%) from service maintenance contracts and $98,456 (9%) from other sources. The net increase in revenues is attributable to rate increases implemented during the fourth quarter 1995 and stronger advertising revenues. The increase is partially offset by the net effect of the acquisition of the Swainsboro, GA system and the sale of the Santiam, OR system. The Swainsboro system has approximately 325 fewer subscribers than the previously owned Santiam system.

As of June 30, 1996 the Partnership's systems served approximately 12,600 basic subscribers, 5,200 premium subscribers and 1,100 tier subscribers.

Operating expenses totaled $122,686 for the three months ended June 30, 1996, representing a decrease of approximately 2% from the same period in 1995. This is mainly due to lower operating salaries as a result of fewer operating employees in the Swainsboro, GA system than the Santiam, OR system. This decrease was offset by higher pole rental expense for the Swainsboro, GA system.

General and administrative expenses totaled $271,777 for the three months ended June 30, 1996, representing an increase of approximately 2% over the same period in 1995. The net increase is attributable to higher revenue based expenses, such as, management and franchise fees offset by lower administrative salaries as a result of fewer administrative employees in the Swainsboro, GA than the Santiam, OR system.

Programming expenses totaled $258,771 for the three months ended June 30, 1996, representing an increase of approximately 17% over the same period in 1995. This is mainly due to increased costs charged by various program suppliers and higher advertising costs associated with the increased advertising revenues.

Depreciation and amortization expense remained constant as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the Swainsboro, GA system offset by the retirement of assets related to the sale of the Santiam, OR system.

Interest expense for the three months ended June 30, 1996 decreased approximately 3% as compared to the same period in 1995. The average bank debt outstanding increased from $10,600,000 during the second quarter of 1995 to $11,675,000 during the second quarter of 1996. The Partnership's effective interest rate decreased from 12.81% during the second quarter of 1995 to 8.59% during the second quarter of 1996.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a funded debt to annualized cash flow ratio of 5.50 to 1 and a cash flow to debt service ratio of 1.25 to 1. At June 30, 1996, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $11,675,000. Certain fixed rate agreements in place as of March 31, 1996 expired during the second quarter of 1996, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $10,600,000 fixed at 8.86% under the terms of an interest rate swap agreement with its lender expiring January 11, 1998; $1,075,000 fixed at 9.06%, expiring September 30, 1996. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1996, the Partnership incurred approximately $127,000 in capital expenditures including purchases of advertising equipment in the LaConner, WA and Swainsboro, GA systems; a vehicle replacement and the purchase of property for a headend site in the Aliceville, AL system. Planned expenditures for the balance of 1996 include a fiber interconnect of two systems in the Aliceville, AL area; the addition of channels in the Aliceville, AL and Swainsboro, GA systems; and the launch of a tier in the Swainsboro, GA system.

Effects of Regulation

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

Cable Programming Service Tier Rate Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provisions of the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although Management's opinion is that the probability of competition from telcos in rural areas is unlikely in the near future, there are no assurances such competition will not materialize.

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


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

         27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                            Managing General Partner



Dated:                     BY:  /s/ RICHARD I. CLARK
      ------------              ---------------------------------
                                Richard I. Clark
                                (Vice President/Treasurer)



Dated:                     BY:  /s/ GARY S. JONES
      ------------              ---------------------------------
                                Gary S. Jones
                                (Vice President)