Form 10-Q
period 1996-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1996-11-12
CIK 843368

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                    For the period ended  SEPTEMBER 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the transition period from _________ to __________

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

                               Yes        No    X
                                  ------     ------

________________________

This filing contains _____ pages.  Exhibits index appears on page _____.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                           September 30,                 December 31,
                                                               1996                          1995
                                                           -------------                 ------------
                                           ASSETS

Cash                                                          $   664,582                 $  380,717
Accounts receivable                                                92,091                     65,537
Prepaid expenses                                                   83,330                     48,976
Property and equipment, net of accumulated
  depreciation of $2,296,193 and $1,571,951,
  respectively                                                  7,830,941                  6,652,864
Intangible assets, net of accumulated
  amortization of $1,467,240 and $1,012,543,
  respectively                                                  6,681,910                  2,534,884
                                                              -----------                 ----------
Total assets                                                  $15,352,854                 $9,682,978
                                                              ===========                 ==========


                         LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                         $   615,535                 $  408,090
Due to managing general partner and affiliates                    194,400                     69,933
Converter deposits                                                 19,430                     21,750
Subscriber prepayments                                             62,538                    104,801
Notes payable                                                  11,525,000                  5,618,000
                                                              -----------                 ----------
                  Total liabilities                            12,416,903                  6,222,574
                                                              -----------                 ----------

Partners' equity:
 General Partners:
   Contributed capital, net                                         1,000                      1,000
   Accumulated deficit                                            (51,859)                   (46,614)
                                                              -----------                 ----------
                                                                  (50,859)                   (45,614)
                                                              -----------                 ----------

 Limited Partners:
   Contributed capital, net                                     8,120,820                  8,120,820
   Accumulated deficit                                         (5,134,010)                (4,614,802)
                                                              -----------                 ----------
                                                                2,986,810                  3,506,018
                                                              -----------                 ----------
                  Total partners' equity                        2,935,951                  3,460,404
                                                              -----------                 ----------
Total liabilities and partners' equity                        $15,352,854                 $9,682,978
                                                              ===========                 ==========


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             For the nine months ended September 30,
                                                         -----------------------------------------------
                                                               1996                          1995
                                                         -----------------             -----------------
Service revenues                                         $      3,343,751              $      2,745,076

Expenses:
  Operating                                                       353,837                       324,742
  General and administrative (including
     $446,813 and $356,712 to affiliates
     in 1996 and 1995, respectively)                              810,995                       721,430
Programming                                                       743,415                       605,500
Depreciation and amortization                                   1,178,940                     1,028,968
                                                         -----------------             -----------------
                                                                3,087,186                     2,680,640
                                                         -----------------             -----------------
Income from operations                                            256,564                        64,436

Other income (expense):
   Interest expense                                              (787,208)                     (649,644)
   Interest income                                                  6,279                         4,728
   Gain (loss) on disposal of assets                                  (88)                    3,438,384
                                                         -----------------             -----------------
                                                                 (781,017)                    2,793,469
                                                         -----------------             -----------------
Net income (loss)                                        $       (524,452)                    2,857,905
                                                         =================             =================

Allocation of net income (loss):

   General Partners                                      $         (5,245)             $         28,579
                                                         =================             =================
   Limited Partners                                      $       (519,208)             $      2,829,326
                                                         =================             =================
Net income (loss) per limited partnership unit:
 (19,087 units and 19,137 units, respectively)           $            (27)             $            148
                                                         =================             =================
Net income (loss) per $1,000 investment                  $            (54)             $            295
                                                         =================             =================


The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                            For the three months ended September 30,
                                                         -----------------------------------------------
                                                                1996                          1995
                                                         -----------------             -----------------
Service revenues                                         $      1,129,552              $        750,780

Expenses:
  Operating                                                       115,572                        95,111
  General and administrative (including
     $166,318 and $105,397 to affiliates
     in 1996 and 1995, respectively)                              277,865                       206,207
Programming                                                       244,833                       160,987
Depreciation and amortization                                     394,870                       243,480
                                                         -----------------             -----------------
                                                                1,033,140                       705,785
                                                         -----------------             -----------------
Income from operations                                             96,412                        44,995

Other income (expense):
   Interest expense                                              (264,904)                     (126,013)
   Interest income                                                  3,044                         2,788
   Gain on disposal of assets                                          -                         43,902
                                                         -----------------             -----------------
                                                                 (261,860)                      (79,323)
                                                         -----------------             -----------------
Net income (loss)                                        $       (165,449)             $        (34,328)
                                                         =================             =================

Allocation of net income (loss):

   General Partners                                      $         (1,654)             $           (343)
                                                         =================             =================
   Limited Partners                                      $       (163,794)             $        (33,985)
                                                         =================             =================
Net income (loss) per limited partnership unit:
 (19,087 units and 19,137 units, respectively)           $             (9)             $             (2)
                                                         =================             =================
Net income (loss) per $1,000 investment                  $            (18)             $             (3)
                                                         =================             =================



The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             For the nine months ended September 30,
                                                         ----------------------------------------------
                                                                1996                          1995
                                                         ----------------              ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $       (524,452)             $      2,857,905
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                                1,178,940                     1,028,968
   (Gain) loss on sale of assets                                       88                    (3,417,649)
   (Increase) decrease in operating assets:
     Accounts receivable                                          (26,554)                        7,911
     Prepaid expenses                                             (34,354)                      (39,290)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                        207,445                       (83,176)
     Due to managing general partner and affiliates               124,467                       (22,473)
     Converter deposits                                            (2,320)                       (5,292)
     Subscriber prepayments                                       (42,263)                      (45,746)
                                                         ----------------              ----------------
Net cash from operating activities                                880,997                       281,158
                                                         ----------------              ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                          (360,097)                     (272,813)
Purchase of cable television systems                           (6,017,355)                            -
Proceeds from sale of cable television system                           -                     5,765,769
                                                         ----------------              ----------------
Net cash from (used in) investing activities                   (6,377,452)                    5,492,956
                                                         ----------------              ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net              6,057,000                            -
Principal payments on borrowings                                 (150,000)                   (5,523,977)
Loan fees and other costs incurred                               (126,680)                     (215,097)
                                                         ----------------              ----------------
Net cash from (used in) financing activities                    5,780,320                    (5,739,074)
                                                         ----------------              ----------------
INCREASE IN CASH                                                  283,865                        35,040

CASH, beginning of period                                         380,717                       335,551
                                                         ----------------              ----------------
CASH, end of period                                      $        664,582              $        370,591
                                                         ================              ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest              $        570,494              $        638,573
                                                         ================              ================



The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1996 and December 31, 1995, its Statements of Operations for the nine and three months ended September 30, 1996 and 1995, and its Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Revenues totaled $1,129,552 for the three months ended September 30, 1996, representing an increase of approximately 51% as compared to the same period in 1995. Of these revenues, $865,092 (77%) was derived from basic service charges, $106,130 (10%) from premium services, $25,049 (2%) from tier services, $29,153 (3%) from installation charges, $7,590 (1%) from service maintenance contracts and $96,539 (6%) from other sources. The net increase in revenues is primarily attributable to the acquisition of the Swainsboro, GA system in December, 1995. Additionally, revenues in other systems were higher as a result of increases in basic service rates effective October 1, 1995 and August 1, 1996.

As of September 30, 1996 the Partnership's systems served approximately 12,400 basic subscribers, 3,700 premium subscribers and 1,400 tier subscribers.

Operating expenses totaled $115,572 for the three months ended September 30, 1996, representing an increase of approximately 22% from the same period in 1995. This increase is mainly attributable to the acquisition of the Swainsboro, GA system.

General and administrative expenses totaled $277,865 for the three months ended September 30, 1996, representing an increase of approximately 35% over the same period in 1995. The net increase is primarily attributable to the Swainsboro, GA acquisition. Higher revenue based expenses, such as management and franchise fees, stemming from revenue increases in other systems also contributed.

Programming expenses totaled $244,833 for the three months ended September 30, 1996, representing an increase of approximately 52% over the same period in 1995. This is mainly due to an increase in subscriber related expenses stemming from the acquisition of the Swainsboro, GA system and increased costs charged by various program suppliers.

Depreciation and amortization expense for the three months ended September 30, 1996 increased 62% as compared to the same period in 1995. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired from the purchase of the Swainsboro, GA system.

Interest expense for the three months ended September 30, 1996 increased approximately 110% as compared to the same period in 1995, mainly due to increased borrowings to finance the acquisition of the Swainsboro, GA system. The average bank debt outstanding increased from $5,720,000 during the third quarter of 1995 to $11,600,000 during the third quarter of 1996. The Partnership's effective interest rate increased from 8.39% during the third quarter of 1995 to 8.96% during the third quarter of 1996.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a funded debt to annualized cash flow ratio of 5.25 to 1 and a cash flow to debt service ratio of 1.25 to 1. At September 30, 1996, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $11,525,000. Certain fixed rate agreements in place as of June 30, 1996 expired during the third quarter of 1996, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $10,600,000 fixed at 8.86% under the terms of an interest rate swap agreement with its lender expiring January 11, 1998; $925,000 fixed at 9.00%, expiring December 31, 1996. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.


Capital Expenditures

During the third quarter of 1996, the Partnership incurred approximately $144,000 in capital expenditures including replacement of a vehicle in the LaConner, WA system; the launch of a tier in the Swainsboro, GA system; and system mapping in the Aliceville, AL system. Planned expenditures for the balance of 1996 include the continued fiber interconnect plans of two systems in the Aliceville, AL area.


Regulation Overview

The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Portions of the regulatory framework that impact the Partnership's operations are summarized below.

The 1996 Act

On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the telecommunications industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the Partnership's operations follows:

Regulation of rates other than the basic service tier has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). The Partnership qualifies as a small company and all of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act.

The 1996 Act also addresses various other aspects of providing cable television service including prices for equipment, discounting of rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of public, educational and governmental access channels and leased access channels.

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 12% of the Partnership's subscribers have elected to certify but no requests for rate justifications have been received from franchise authorities. Based on management's analysis, the rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

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

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                            Managing General Partner



Dated:     11/6/96         BY:  /s/ RICHARD I. CLARK
        ----------------            -----------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated:     11/6/96         BY:  /s/ GARY S. JONES
        ----------------            -----------------------------
                                    Gary S. Jones
                                    (Vice President)