Form 10-K
period 1996-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1997-03-31
CIK 843368

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

                  For the fiscal year ended DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the transition period from _______to________

                         Commission file number 0-18307

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           STATE OF WASHINGTON                           91-1423516
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     3600 WASHINGTON MUTUAL TOWER
1201 THIRD AVENUE, SEATTLE, WASHINGTON                      98101
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:   (206) 621-1351

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each reviewed class        Name of each exchange on which registered
           (NONE)                                      (NONE)

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

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

This filing contains ______ pages. Exhibits Index appears on page ______. Financial Statements/Schedules Index appears on page ______.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms.


                                     PART I

ITEM 1.  BUSINESS

      Northland Cable Properties Eight Limited Partnership (the "Partnership") is a Washington limited partnership consisting of one general partner and approximately 969 limited partners as of December 31, 1996. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner").

      Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the General Partner for cable television systems owned by 5 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries of NTC include:

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

      The Partnership was formed on September 21, 1988 and began operations in 1989 with the acquisition of a cable television system serving various communities and contiguous areas surrounding the Santiam Valley, Oregon (the "Santiam System"). In May 1989, the Partnership acquired the cable television systems serving the communities and surrounding areas of LaConner, Washington (the "LaConner System") and the cable television systems serving the community of and contiguous areas surrounding Elko County and Carlin, Nevada (the "Elko System"). In April 1991, the Partnership sold the systems located in Elko County and Carlin, Nevada. In November 1994, the Partnership purchased a cable television system serving Aliceville, Alabama and several surrounding communities (the "Aliceville System"). In June 1995, the Partnership sold the Santiam System. In January 1996, the Partnership purchased a cable television system serving Swainsboro, Georgia and several surrounding communities (the "Swainsboro System"). As of December 31, 1996, the total number of basic subscribers served by the Systems was 12,250, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 83% as compared to an industry average of approximately 66%, as reported by the PAUL KAGAN ASSOCIATES, INC. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

      The Partnership has 17 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through the year 2019 (with one franchise extending to 2044), have been granted by local and county authorities in the areas in which the Systems operate. Annual franchise fees are paid to the granting authorities. These fees vary between 2% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

      The Partnership serves the communities and surrounding areas of La Conner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The following is a description of these areas:

      LaConner, WA: The La Conner system serves communities within three counties in northwestern Washington along Puget Sound. La Conner was predominately a fishing and farming community when founded in the late 1800's and temporarily became a major trading port. Today, La Conner has become a popular tourist area, with surrounding landscapes of pastoral farms and tulip fields. Its main street, featuring wooden decks and courtyards, runs along the Swinomish slough. The Swinomish Indian Reservation is located on the outskirts of La Conner. Certain information regarding the La Conner, WA System as of December 31, 1996 is as follows:

           Basic Subscribers                           2,185
           Tier Subscribers                            1,110
           Premium Subscribers                           484
           Estimated Homes Passed                      2,685

      Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport, Kennedy, Eutaw and Marion. Certain information regarding the Aliceville, AL system as of December 31, 1996 is as follows:

           Basic Subscribers                           6,880
           Premium Subscribers                         2,141
           Estimated Homes Passed                      8,260

      Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, as well as the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 1996 is as follows:

           Basic Subscribers                           3,185
           Tier Subscribers                              318
           Premium Subscribers                         2,094
           Estimated Homes Passed                      3,805

      The Partnership had 18 employees as of December 31, 1996. Management of these systems is handled through offices located in the towns of La Conner, Washington, Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

      Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into three categories: basic subscribers, tier subscribers and premium subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Tier subscribers" are households that subscribe to an additional level of certain satellite programming services the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as "Showtime", "Home Box Office", "Cinemax", "Disney" or "The Movie Channel".

COMPETITION

      Due to factors such as the non-exclusivity of the Partnership's franchises, recent regulatory changes and Congressional action, the rapid pace of technological developments, and the adverse publicity received by the cable industry over recent years regarding the lack of competition, there is a substantial likelihood that the Partnership's systems will be subject to a greater degree of competition in the future.

      Other Entertainment Alternatives The Partnership's systems compete with other communications and entertainment media, including conventional over-the-air television broadcasting stations. Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of over-the-air television broadcasts. In some of the areas served by the Partnership's systems, several of the broadcast television channels can be adequately received off-air. The extent to which cable television service is competitive with broadcast stations depends in significant part upon the cable television system's ability to provide an even greater variety of programming than is available off-air.

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

      On December 10, 1992, the FCC commenced a rulemaking in which a new wireless multichannel video service is proposed to be created. The proposed new service is called the Local Multichannel Distribution Service ("LMDS") and will operate in the 27.5 - 29.5 MHz frequency band. LMDS providers, as the FCC currently proposes, would have no restrictions on the kinds of service that may be offered. No major technological advances which would adversely affect the Partnership's business have been made during 1996.

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

      Direct broadcast satellite ("DBS") service consists of satellite services that focus on delivering programming services directly to homes using high-power signals transmitted by satellites to receiving facilities located on the premises of subscribers. With an antenna as small as 18 inches, a DBS customer can receive a hundred or more programming signals. Using a national base of subscribers, it is possible that DBS companies may be able to offer new and highly specialized services which may not be available to the cable television industry, but as channel capacity and penetration of cable television systems increase, the cable industry is expected to have the ability to offer additional services as well. Because DBS systems deliver their services using satellite technology, they may not be able to economically provide services that are of local interest to their subscribers, and may not be able to maintain a local presence, which is considered a significant advantage in developing and maintaining subscriber support.

      During 1996, the Partnership did not experience any significant subscriber loss to DBS. There can be no assurance, however, that future competition brought about by DBS will not have a material adverse impact on Partnership operations.

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

      In July 1991, the U.S. District Court responsible for the Modified Final Judgment lifted the prohibition on the provision of information services by the RBOCs. As a result, the RBOCs were allowed to acquire or construct cable television systems outside of their own service areas. Another federal court held that the cable/telco cross-ownership prohibitions unconstitutionally abridge the First Amendment rights of the RBOCs and other telephone companies. Several RBOCs have entered into agreements to purchase cable television systems outside their service areas. Management believes that such purchases of existing cable television systems do not represent a significant competitive threat to the Partnership

      In July 1992, the FCC voted to authorize additional competition to cable television by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. Several telephone companies have sought approval from the FCC to build such systems and several experimental systems have been approved by the FCC. No such systems were proposed in a community in which the Partnership holds a cable franchise.

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

      The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which significantly increased regulation of the cable television industry. The 1992 Cable Act became generally effective on December 4, 1992, although certain provisions became effective at later dates. The 1992 Cable Act represented a significant change in the regulatory framework under which cable television systems operate and has had and likely will continue to have a significant impact on the cable industry and the Partnership's business.

      Since the Cable Communications Policy Act of 1984 (the "1984 Cable Act") became effective, and prior to the enactment of the 1992 Cable Act, rates for cable services were unregulated for substantially all of the Partnership's systems. Effective September 1, 1993, rate regulation was instituted for certain cable television services and equipment in communities not subject to "effective competition" as defined in the legislation. Effective competition is defined by this law to exist only where (i) fewer than 30 percent of the households in the franchise area subscribe to the cable service of a cable system; (ii) there are at least two unaffiliated multichannel video programming distributors serving the franchise area meeting certain penetration criteria; or (iii) a multichannel video programming distributor is available to 50 percent of the homes in the franchise area and is operated by the franchising authority. Virtually all cable television systems in the United States, including all of the Partnership's systems, are not subject to effective competition under this definition and therefore are subject to rate regulation for basic service by local franchising authority officials under the oversight of the FCC and subject to rate regulation for their remaining programming services (other than those offered for a per-channel or per-program charge) by the FCC.

      The 1992 Cable Act requires each cable system to establish a basic service tier consisting, at a minimum, of all local broadcast signals and all non-satellite delivered distant broadcast signals which the system wishes to carry, and all public, educational and governmental access programming. On April 1, 1993, the FCC adopted its initial regulations governing rates for the basic service tier. Under the regulations adopted by the FCC on April 1, 1993, local franchising authorities, after meeting certain requirements, were authorized to require cable operators to reduce the rates for the basic service tier by up to 10 percent from the rates in effect on September 30, 1992, if those rates exceed a per-channel benchmark established by the FCC. Local franchising authorities also were empowered to regulate the rates charged for installation and lease of the equipment used by subscribers to receive the basic service tier and the installation and monthly use of connections for additional television sets.

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

      As part of the implementation of the new regulations, the FCC froze all rates in effect on April 5, 1993 until May 15, 1994, except rates for premium and pay-per-view programming services and equipment. On February 22, 1994, the FCC adopted rules that modified, among other things, the FCC's benchmark system for determining the maximum rates for regulated services on cable systems not subject to effective competition. In addition to adopting new, lower benchmark levels, the FCC's regulations (i) allowed local franchising authorities to require cable operators to reduce the rate for the basic service tier by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount, and (ii) allowed the FCC, in response to a complaint, to require cable operators to reduce the rates for CPST's by up to 17 percent from the rates in effect on September 30, 1992 if those rates exceed the new per-channel benchmarks by that amount.

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

      The 1996 Act. On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for several years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of certain provisions affecting the cable television industry follows.

      FCC regulation of rates for cable programming service tiers (i.e., cable programming carried on a level other than the basic service tier or offered on a pay-per-channel or pay-per-view basis) ("CPST") has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). All of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulation by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area by the local exchange carrier, e.g. local telephone company, its affiliates, or any multichannel video programming distributor which uses the facilities of the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

      The 1996 Act allows telephone companies to offer video programming directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to selected provisions of the 1996 Act. Although management's current opinion is that there is low probability of competition from telcos in rural areas in the near future, there are no assurances such competition will not materialize.

      The 1996 Act encompasses various other aspects of providing cable television service including prices for equipment, discounting of rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of PEG and leased access channels.

      Other Regulatory Developments In November 1991, the FCC released a Report and Order in which it concluded, among other things, that the 1984 Cable Act and the FCC's regulatory cross-ownership restrictions do not prohibit interexchange carriers (i.e., long distance telephone companies) from acquiring cable television systems or entering into joint ventures with cable operators in areas where such interexchange carriers provide their long distance telephone services. The FCC also concluded that a local exchange carrier (i.e., the local telephone company) that provides a common carrier-based system to distribute video programming to subscribers and a third party programmer using such common carrier services are not required by federal law to obtain a cable television franchise from the local franchising authority in order to provide such video programming services to the public. The FCC's decision described in the preceding sentence has been appealed, and these appeals are currently pending.

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

ITEM 2.  PROPERTIES

      The Partnership's cable television systems are located in and around LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 14,750 homes as of December 31, 1996. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

      On June 30, 1995, the Partnership sold the operating assets and franchise rights of its cable television systems serving eight communities in northwestern Oregon. This sale represented all of the Partnership's operations in the State of Oregon. The sales price was $5,800,000 which was received in cash by the Partnership on June 30, 1995.

      On January 5, 1996, the Partnership acquired substantially all operating assets and franchise rights of the cable television system serving approximately 3,100 subscribers, in and around Swainsboro, Georgia. The purchase price was $6,056,326 of which $5,751,326 was paid at the closing date. In April 1996, the Partnership paid to the seller the remainder of $305,000, net of purchase price adjustments.


ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) There is no established public trading market for the Partnership's units of limited partnership interest.

         (b) The approximate number of equity holders as of December 31, 1996, is as follows:

                   Limited Partners:         969

                   General Partners:           1

         (c)  During 1996 and 1995, the Partnership made no cash distributions.


ITEM 6.  SELECTED FINANCIAL DATA

                                                     Years ended December 31,
                               -------------------------------------------------------------------
                                   1996          1995          1994          1993          1992
                               -----------   -----------   -----------   -----------   -----------
SUMMARY OF OPERATIONS:

Revenue                        $ 4,499,588   $ 3,529,252   $ 2,030,906   $ 1,649,839   $ 1,650,731
Operating income (loss)            333,139        46,771      (307,224)     (348,592)     (465,168)
Gain (loss) on sale of assets            0       (11,627)      (23,378)            0             0
Gain on sale of system                   0     3,391,978             0             0             0
Net income (loss)                 (705,502)    2,669,199      (705,411)     (610,328)     (808,509)
Net income (loss) per
  limited partner unit
  (weighted average)                   (37)          138           (36)          (32)          (42)
Cumulative tax losses
  per limited partner
  unit                                (470)         (398)         (520)         (500)         (472)


                                                          December 31,
                            ------------------------------------------------------------------------
                                1996           1995           1994           1993           1992
                            ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:

Total assets                $ 15,093,913   $  9,682,978   $ 12,532,350   $  5,991,946   $  6,878,696
Notes payable                 11,375,000      5,618,000     11,209,977      4,224,000      4,550,000
Total liabilities             12,339,011      6,222,574     11,728,645      4,482,830      4,759,252
General partner's
  deficit                        (52,669)       (45,614)       (72,306)       (65,252)       (59,149)
Limited partner's
  capital                      2,807,571      3,506,018        876,011      1,574,368      2,178,593
Distribution per
  limited partner unit                 0              0              0              0              0
Cumulative distributions
  per limited partner unit             0              0              0              0              0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


1996 AND 1995

         Total revenue reached $4,499,588 for the year ended December 31, 1996, representing an increase of approximately 27% over 1995. This increase is primarily attributable to the acquisition of the Swainsboro, GA system. Of the 1996 revenue, $3,396,628 (75%) is derived from subscriptions to basic services, $446,789 (10%) from subscriptions to premium services, $92,296 (2%) from subscriptions to tier services, $124,893 (3%) from installation charges, $30,360 (1%) from service maintenance revenue, and $408,622 (9%) from other sources.

         The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):


                    1996      1995      1994      1993      1992
                   ------    ------    ------    ------    ------

Basic Rate         $22.85    $20.75    $19.80    $19.60    $19.20
Tier Rate            6.20      4.60      3.50      3.25      2.85
HBO Rate             9.70     11.25     11.35     11.35     11.35
Cinemax Rate         7.80      9.00      9.10      9.10      9.95
Showtime Rate        9.30       --      10.45     10.45     10.45
Disney Rate          8.20      9.00      9.40      9.40      9.40
Additional
 Outlet Rate          --        --        --        --       2.75
Service
 Contract Rate       2.15      2.45      2.65      2.65       --

         Operating expenses totaled $488,660 for the year ended December 31, 1996, representing an increase of approximately 15% over 1995. This increase is due to the acquisition of the Swainsboro, GA system in January 1996 offset by the disposition of the Santiam, OR system in June 1995. Increases in salary and benefit costs also contributed to the overall increase in operating expenses. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, Management expects operating expenses to increase in the future.

         General and administrative expenses totaled $1,093,088 for the year ended December 31, 1996, representing an increase of approximately 18% over 1995. This increase is due to the acquisition of the Swainsboro, GA system in January 1996 offset by the disposition of the Santiam, OR system in June 1995.

         Programming expenses totaled $1,000,851 for the year ended December 31, 1996, representing an increase of approximately 31% over 1995. This increase is primarily due to the acquisition of the Swainsboro, GA system in January 1996 offset by the disposition of the Santiam, OR system in June 1995. The remaining increase is due to increased costs charged by various program suppliers. As these costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

         Depreciation and amortization expense increased from $1,372,628 in 1995 to $1,583,850 in 1996 (approximately 15%). This is primarily due to a full year of depreciation and amortization on plant, equipment and intangible assets of the Swainsboro, GA system offset by the reduction of depreciation and amortization expense on plant, equipment and intangible assets of the Santiam, OR system.

         Interest expense increased from $775,213 in 1995 to $1,048,491 in 1996 (approximately 35%). The Partnership's average bank debt balance increased from approximately $8,109,000 in 1995 to $11,525,000 in 1996, mainly due to the increased borrowings to finance the acquisition of the Swainsboro, GA system. In addition, the Partnership's effective interest rate decreased from 9.55% in 1995 to 9.10% in 1996.

         In 1996, the Partnership generated a net loss of $705,502. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 1996. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

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

         Interest expense increased from $377,385 in 1994 to $775,213 in 1995 (approximately 105%). The Partnership's average bank debt balance increased from approximately $7,412,000 in 1994 to $8,109,000 in 1995, mainly due to increased borrowings to finance the acquisition of the Aliceville, AL System. In addition, the Partnership's effective interest rate increased from 5.09% in 1994 to 9.55% in 1995.

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

         On February 8, 1996, the Communications Act of 1996 (the "1996 Act") became law. The 1996 Act will eliminate all rate regulation on CPST's of small cable systems, defined by the

1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

         As of the date of this filing, no local franchising authorities have elected to certify and no formal requests for rate justifications have been received from franchise authorities. Based on Management's analysis, the basic service tier rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

LIQUIDITY AND CAPITAL RESOURCES

         During 1996, the Partnership's primary source of liquidity was cash flow from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1996, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures (excluding acquisitions) and debt service. Management's projections for 1997 show that the cash generated from monthly subscriber billings should be sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan.

         On January 4, 1996, the Partnership refinanced its senior debt with its current lender to finance the acquisition of the Swainsboro, GA system. The amended credit facility increases the maximum available borrowings to $11,925,000. Under the terms of the agreement, no principal payments are required until March 31, 1998. Prior to this date, the outstanding balance cannot exceed specified levels which reduce quarterly through December 31, 1997. Quarterly principal payments will begin March 31, 1998, with a final payment due December 31, 2001.

         As of the date of this filing, the Partnership's term loan balance was $11,375,000. Certain fixed rate agreements in effect as of September 30, 1996 expired during the fourth quarter of 1996, and the Partnership entered into new fixed rate agreements. Currently, the interest rates on the credit facility are as follows: $10,600,000 fixed at 8.86% under the terms of a swap agreement with the Partnership's lender, expiring January 11, 1998; and $775,000 at LIBOR based rate of 9.06% expiring March 27, 1997.

         At December 31, 1996, the Partnership was required under the terms of its credit agreement to maintain certain financial ratios, including a Funded Debt to Annualized Cash Flow Ratio of 5.25 to 1 and Cash flow to Debt Service Ratio of 1.25 to 1, among other restrictions. At December 31, 1996, the Partnership was in compliance with all covenants of its loan agreement.

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

CAPITAL EXPENDITURES

         During 1996, the Partnership incurred approximately $464,000 in capital expenditures. These expenditures included vehicle replacement, advertising insertion equipment and line extensions in the LaConner, WA system. In the Aliceville, AL system, the capital expenditures included system mapping, continued fiber interconnect of two systems, vehicle replacement, purchase of property for a headend site, channel additions and line extensions. The Swainsboro, GA system had capital expenditures related to the launch of a new tier, advertising equipment, channel additions and a billing system conversion.

         Management estimates that the Partnership will spend approximately $553,000 on capital expenditures in 1997. These expenditures include line extensions, burying drops and office improvements for LaConner, WA. In the Aliceville, AL system, the capital expenditures include the continued fiber interconnect of two systems, channel additions, drop grounding and an office remodel. In the Swainsboro, GA system the capital expenditures include channel additions, pole line transfers and the purchase of ad insertion equipment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The audited financial statements of the Partnership for the years ended December 31, 1996, 1995 and 1994 are included as a part of this filing (see Item 14(a)(1) below).

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

      Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

      JOHN S. WHETZELL (AGE 55). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of the subsidiaries. He has been involved with the cable television industry for over 22 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

      JOHN E. IVERSON (AGE 60). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 34 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

      ARLEN I. PRENTICE (AGE 59). Since July 1985, Mr. Prentice has served on the Board of Directors of Northland Telecommunications Corporation, and he served on the Board of Directors of Northland Communications Corporation between March 1982 and July 1985. Since 1969, Mr. Prentice has been Chairman and Chief Executive Officer of Kibble & Prentice, a diversified financial services firm. Kibble & Prentice has four divisions, which include Estate Planning and Business Insurance, Financial Planning and Investments, Employee Benefit Services, and Property and Casualty Insurance. Mr. Prentice is a Chartered Life Underwriter, Chartered Financial Consultant, past President of the Million Dollar Round Table and a registered representative of Investment Management and Research. Mr. Prentice has a Bachelor of Arts degree from the University of Washington.

      MILTON A. BARRETT, JR. (AGE 62). Since April 1986, Mr. Barrett has served on the Board of Directors of Northland Telecommunications Corporation. In 1995, he retired from the Weyerhaeuser Company after thirty-four years of service with that company. At the time of his retirement he was a Vice President of Sales and Marketing as well as chairman of Weyerhaeuser's business ethics committee. Mr. Barrett is a graduate of Princeton University magna cum laude and of the Harvard University Graduate School of Business Administration.

      RICHARD I. CLARK (AGE 39). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 18 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

      ARTHUR H. MAZZOLA (AGE 74). Mr. Mazzola was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. From 1985 to 1990, he was Senior Vice President of Benjamin Franklin Leasing Company, Inc., an equipment lease financing company. Currently, Mr. Mazzola is serving as Business Development Coordinator for the Bank of California. Prior to his association with Benjamin Franklin Leasing Company, Mr. Mazzola served as President of Federal Capital Corporation and Trans Pacific Lease Company. Both of these companies also engaged exclusively in equipment lease financing. Mr. Mazzola is a past Board Chairman and current Trustee of the Pacific Northwest Ballet Association and current Board Member of the Dante Alighieri Society. Mr. Mazzola attended Boston University School of Business in 1943 where he studied economics.

      TRAVIS H. KEELER (AGE 56). Mr. Keeler was elected to the Board of Directors of Northland Telecommunications Corporation in April 1987. Since May 1985, he has served as President of Overall Laundry Services, Inc., an industrial laundry and garment rental firm. Mr. Keeler received a Bachelor of Arts degree from the University of Washington in 1962.

      JAMES E. HANLON (AGE 63). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving approximately 90,400 basic subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

      JAMES A. PENNEY (AGE 42). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

      GARY S. JONES (AGE 39). Mr. Mr Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

      RICHARD J. DYSTE (AGE 51). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performances as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

      H. LEE JOHNSON (AGE 53). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving approximately 62,000 basic subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for nearly 28 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

      JOHN T. WAECHTER (AGE 34). Mr. Waechter was promoted to Divisional Vice President for Western operations on January 1, 1997. He is responsible for the management of systems serving over 60,400 basic subscribers in California, Oregon, Idaho and Washington. Mr. Waechter also serves as the Director of Marketing and manages programming efforts for Northland. Prior to joining Northland in July 1995, Mr. Waechter was employed with GTE, Northwest from 1987 to 1993 as Marketing and Sales Manager. Prior to his employment with GTE, Mr. Waechter worked as Marketing Executive for the Xerox Corporation. He received a Bachelor of Arts degree in Political Science and Economics from Whitman College in 1984, and also attended the London School of Economics in 1983. Mr. Waechter received his MBA from the University of Washington in 1995.

ITEM 11. EXECUTIVE COMPENSATION

      The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 1996 as indicated in Note 3 to the Notes to Financial Statements--December 31, 1996 (see Items 14(a)(1) and 13(a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1996 is as follows:

                                                   AMOUNT AND NATURE
                         NAME AND ADDRESS             OF BENEFICIAL       PERCENT OF
 TITLE OF CLASS        OF BENEFICIAL OWNER              OWNERSHIP            CLASS
-----------------    -----------------------       -----------------      ----------
General Partner's    Northland Communications        (See Note A)         (See Note A)
    Interest         Corporation
                     1201 Third Avenue
                     Suite 3600
                     Seattle, Washington  98101

      Note A: Northland has a 1% interest in the Partnership, which increases to a 20% interest in the Partnership at such time as the limited partners have received 100% of their aggregate cash contributions plus a preferred return. The natural person who exercises voting and/or investment control over these interests is John S. Whetzell.

      (b) CHANGES IN CONTROL. Northland has pledged its ownership interest as Managing General Partner of the Partnership to the Partnership's lender as collateral pursuant to the terms of the revolving credit and term loan agreement between the Partnership and its lender.

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

      The Partnership has an operating management agreement with Northland Cable Properties Seven Limited Partnership ("NCP-Seven"), an affiliated partnership organized and managed by Northland. Under the terms of this agreement, the partnership serves as the exclusive managing agent for one of NCP-Seven's cable systems and is reimbursed for certain operating and administrative costs.

      During 1994, NCP-Seven began serving as the executive managing agent for one of the Partnership's cable television systems and is reimbursed for certain operating and administrative expenses.

      Cable Television Billing, Inc. ("CTB"), an affiliate of Northland, provides software installation and billing services to the Partnership's Systems.

      Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

      Northland Investment Corporation ("NIC"), also an affiliate of Northland, acted as managing underwriter for the sale of the Partnership's limited partnership units. The Partnership paid NIC commissions, due diligence fees and other costs then distributed the remaining balance to selected broker-dealers which it had retained to sell the limited partnership units. NIC was dissolved as of December 31, 1996.

      See Note 3 of the Notes to Financial Statements--December 31, 1996 for disclosures regarding transactions with the General Partner and affiliates.

      The following schedule summarizes these transactions:

                                        FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------
                                          1996        1995        1994
                                       ---------   ---------   ---------
Partnership management fees            $ 224,979   $ 175,475   $ 101,545
Operating expense reimbursements         257,499     225,798     144,956
Software installation and
  billing service fees to CTB             57,299      27,336      30,025
Reimbursements (to)/from
  Affiliates                             (45,881)    (12,394)     68,615
Local Advertising Services                22,092       5,294        --
Amounts due to (from) General Partner
  and affiliates at year end             265,478      69,933      53,536

      Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

      As disclosed in the Partnership's Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partner and its affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partner has sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partner specifying in general terms the subjects to be considered. In the event of a dispute between the General Partner and Limited Partners which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.

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

      (c)  INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                    SEQUENTIALLY
                                                                      NUMBERED
                                                                        PAGE

           (1)   FINANCIAL STATEMENTS:

                 Report of Independent Public Accountant.............   ____

                 Balance Sheets--December 31, 1996 and 1995..........   ____

                 Statements of Operations for the years
                 ended December 31, 1996, 1995 and 1994..............   ____

                 Statements of Changes in Partners' Capital
                 (Deficit) for the years ended December 31,
                 1996, 1995 and 1994.................................   ____

                 Statements of Cash Flows for the years
                 ended December 31, 1996, 1995 and 1994..............   ____

                 Notes to Financial Statements--December 31,
                 1996................................................   ____

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

                 10.39 Franchise Agreement with Town of Millport, AL - Assignment and Assumption Agreement dated August 18, 1994.(7)

                 10.40 Franchise Agreement with Pickens County, AL - Assignment and Assumption Agreement dated July 26, 1994.(7)

                 10.41 Franchise Agreement with Town of Pickensville, AL - Assignment and Assumption Agreement dated August 2, 1994.(7)

                 10.42 Franchise Agreement with City of Reform, AL - Assignment and Assumption Agreement dated August 1, 1994.(7)

                 10.43 Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995.(8)

                 10.44 Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995.(9)

              ------------
              (1) Incorporated by reference from the Partnership's Form S-1
                  Registration Statement declared effective on March 16, 1989 (No. 33-25892).

              (2) Incorporated by reference from the Partnership's Form 10-Q
                  Quarterly Report for the period ended June 30, 1989.

              (3) Incorporated by reference from the Partnership's Form 10-K
                  Annual Report for the year ended December 31, 1989.

              (4) Incorporated by reference from the Partnership's Form 10-K
                  Annual Report for the year ended December 31, 1990

              (5) Incorporated by reference from the Partnership's Form 10-K
                  Annual Report for the year ended December 31, 1992.

              (6) Incorporated by reference from the Partnership's Form 8-K dated November 11, 1994.

              (7) Incorporated by reference from the Partnership's Form 10-K
                  Annual Report for the year ended December 31, 1994.

              (8) Incorporated by reference from the Partnership's Form 10-Q
                  Quarterly Report for the period ended March 31, 1995.

              (9) Incorporated by reference from the Partnership's Form 8-K dated January 5, 1996.

      (b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                   By:  NORTHLAND COMMUNICATIONS CORPORATION
                            (Managing General Partner)


                        By /s/ John S. Whetzell            Date:
                           ---------------------------           ---------------
                           John S. Whetzell, President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURES                     CAPACITIES                         DATE
     ----------                     ----------                         ----


/s/ John S. Whetzell       Chief executive officer, principal
------------------------   financial officer, and principal          --------
John S. Whetzell           accounting officer of registrant;
                           chief executive officer, principal
                           financial officer and chairman of
                           the board of directors of Northland
                           Communications Corporation


/s/ Richard I. Clark       Director of Northland Communications
------------------------   Corporation                               --------
Richard I. Clark


/s/ John E. Iverson        Director of Northland Communications
------------------------   Corporation                               --------
John E. Iverson


/s/ Gary S. Jones          Vice President and principal accounting
------------------------   officer of Northland Communications       --------
Gary S. Jones              Corporation

                                 EXHIBITS INDEX


                                                               Sequentially
Exhibit                                                          Numbered
Number                           Description                       Page
-------           -----------------------------------------    ------------
27.0              Financial Data Schedule.

              NORTHLAND CABLE PROPERTIES EIGHT
                LIMITED PARTNERSHIP

              FINANCIAL STATEMENTS
              AS OF DECEMBER 31, 1996 AND 1995
              TOGETHER WITH AUDITORS' REPORT

                        [ARTHUR ANDERSEN LLP LETTERHEAD]


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP

Seattle, Washington,
  February 24, 1997

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995




                     ASSETS

                                                      1996             1995
                                                  ------------     ------------

CASH                                              $    844,700     $    380,717

ACCOUNTS RECEIVABLE                                    105,377           65,537

PREPAID EXPENSES                                        62,591           48,976

INVESTMENT IN CABLE TELEVISION PROPERTIES:
    Property and equipment, at cost                 10,087,069        8,224,815
    Less- Accumulated depreciation                  (2,544,227)      (1,571,951)
                                                  ------------     ------------
                                                     7,542,842        6,652,864
    Franchise agreements (net of
       accumulated amortization of
       $1,282,646 in 1996 and $834,865 in
       1995)                                         5,922,337        2,006,779
    Organization costs (net of accumulated
       amortization of $40,686 in 1996 and
       $7,013 in 1995)                                  75,018           82,269
    Loan fees and other intangibles (net of
       accumulated amortization of $270,754
       in 1996 and $144,594 in 1995)                   412,670          313,498
    Goodwill (net of accumulated
       amortization of $30,031 in 1996 and
       $26,071 in 1995)                                128,378          132,338
                                                  ------------     ------------
               Total investment in cable
                 television properties              14,081,245        9,187,748
                                                  ------------     ------------

               Total assets                       $ 15,093,913     $  9,682,978
                                                  ============     ============


   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                      1996             1995
                                                  ------------     ------------

LIABILITIES:
    Accounts payable and accrued expenses         $    579,822     $    408,090
    Due to General Partner and affiliates              265,478           69,933
    Deposits                                            17,800           21,750
    Subscriber prepayments                             100,911          104,801
    Term loan                                       11,375,000        5,618,000
                                                  ------------     ------------
               Total liabilities                    12,339,011        6,222,574
                                                  ------------     ------------


COMMITMENTS AND CONTINGENCIES (Note 8)


PARTNERS' CAPITAL (DEFICIT):
    General Partner-
       Contributed capital                               1,000            1,000
       Accumulated deficit                             (53,669)         (46,614)
                                                  ------------     ------------
                                                       (52,669)         (45,614)
                                                  ------------     ------------
    Limited partners-
       Contributed capital, net -
          19,087 units in 1996 and 1995              8,120,820        8,120,820
       Accumulated deficit                          (5,313,249)      (4,614,802)
                                                  ------------     ------------
                                                     2,807,571        3,506,018
                                                  ------------     ------------
               Total liabilities and partners'
                  capital (deficit)               $ 15,093,913     $  9,682,978
                                                  ============     ============



      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                      1996            1995            1994
                                                  -----------     -----------     -----------

REVENUE                                           $ 4,499,588     $ 3,529,252     $ 2,030,906
                                                  -----------     -----------     -----------
EXPENSES:
    Operating (including $49,082, $30,458 and
       $(34,250), net, paid to (received from)
       affiliates in 1996, 1995 and 1994,
       respectively)                                  488,660         425,346         215,405
    General and administrative (including
       $479,614, $369,851 and $211,673, net,
       paid to affiliates in 1996, 1995 and
       1994, respectively)                          1,093,088         923,079         566,674
    Programming (including $32,622 paid to
       affiliates in 1996)                          1,000,851         761,428         405,377
    Depreciation and amortization                   1,583,850       1,372,628       1,150,674
                                                  -----------     -----------     -----------
                                                    4,166,449       3,482,481       2,338,130
                                                  -----------     -----------     -----------
               Operating income (loss)                333,139          46,771        (307,224)

OTHER INCOME (EXPENSE):
    Interest income and other                           9,850          17,290           2,576
    Interest expense                               (1,048,491)       (775,213)       (377,385)
    Gain on sale of system                               --         3,391,978            --
    Loss on disposal of assets                           --           (11,627)        (23,378)
                                                  -----------     -----------     -----------
               Net (loss) income                  $  (705,502)    $ 2,669,199     $  (705,411)
                                                  ===========     ===========     ===========

ALLOCATION OF NET (LOSS) INCOME:
    General Partner                               $    (7,055)    $    26,692     $    (7,054)
                                                  ===========     ===========     ===========

    Limited partners                              $  (698,447)    $ 2,642,507     $  (698,357)
                                                  ===========     ===========     ===========

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
    UNIT                                          $       (37)    $       138     $       (36)
                                                  ===========     ===========     ===========




        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                 General         Limited
                                                 Partner         Partners         Total
                                               -----------     -----------     -----------

BALANCE, December 31, 1993                     $   (65,252)    $ 1,574,368     $ 1,509,116

    Net loss                                        (7,054)       (698,357)       (705,411)
                                               -----------     -----------     -----------
BALANCE, December 31, 1994                         (72,306)        876,011         803,705

    Repurchase of limited partnership units           --           (12,500)        (12,500)

    Net income                                      26,692       2,642,507       2,669,199
                                               -----------     -----------     -----------
BALANCE, December 31, 1995                         (45,614)      3,506,018       3,460,404

    Net loss                                        (7,055)       (698,447)       (705,502)
                                               -----------     -----------     -----------
BALANCE, December 31, 1996                     $   (52,669)    $ 2,807,571     $ 2,754,902
                                               ===========     ===========     ===========



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                          1996             1995             1994
                                                                      ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                 $   (705,502)    $  2,669,199     $   (705,411)
    Adjustments to reconcile net (loss) income to
     net cash provided by operating activities-
       Depreciation and amortization expense                             1,583,850        1,372,628        1,150,674
       Gain on sale of system                                                 --         (3,391,978)            --
       Loss on disposal of assets                                             --             11,627           23,378
       (Increase) decrease in operating assets:
          Accounts receivable                                              (14,576)          (7,526)         (26,670)
          Due from General Partner and affiliates                             --               --             27,168
          Prepaid expenses                                                 (13,615)         (19,197)           4,014
       Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses                            171,732         (130,118)         139,802
          Due to General Partner and affiliates                            195,545           16,397           53,536
          Deposits                                                          (3,950)          (5,982)          22,393
          Subscriber prepayments                                            (3,890)          (2,579)          44,107
                                                                      ------------     ------------     ------------
               Net cash provided by operating activities                 1,209,594          512,471          732,991
                                                                      ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of cable system                                        --          5,765,769             --
    Acquisition of cable system                                         (6,083,676)        (606,383)      (6,559,016)
    Purchase of property and equipment, net                               (319,942)        (563,377)        (348,499)
    Increase in accrued property and equipment                                --            208,188             --
                                                                      ------------     ------------     ------------
               Net cash (used in) provided by investing activities      (6,403,618)       4,804,197       (6,907,515)
                                                                      ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                           6,057,000             --         10,600,000
    Principal payments on note payable                                    (300,000)      (4,982,000)      (4,224,000)
    Loan fees                                                              (98,993)        (277,002)        (121,611)
    Repurchase of limited partnership units                                   --            (12,500)            --
                                                                      ------------     ------------     ------------
               Net cash provided by (used in) financing activities       5,658,007       (5,271,502)       6,254,389
                                                                      ------------     ------------     ------------
INCREASE IN CASH                                                           463,983           45,166           79,865

CASH, beginning of year                                                    380,717          335,551          255,686
                                                                      ------------     ------------     ------------
CASH, end of year                                                     $    844,700     $    380,717     $    335,551
                                                                      ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                            $    857,217     $    811,274     $    327,051
                                                                      ============     ============     ============




        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Eight Limited Partnership (the Partnership), a Washington limited partnership, was formed on September 21, 1988, and began operations on March 8, 1989. The Partnership was formed to acquire, develop and operate cable television systems. Currently, the Partnership owns systems serving the city of La Conner, Washington and certain surrounding areas; Aliceville, Alabama and certain surrounding areas; and Swainsboro, Georgia and certain surrounding areas. The Partnership has 17 nonexclusive franchises to operate these cable systems for periods which will expire at various dates through 2019, with one franchise extending to 2044.

Northland Communications Corporation (the General Partner or Northland) is the General Partner of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for other limited partnerships for which it is General Partner.

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

Intangible Assets

Costs assigned to franchise agreements, organization costs, loan fees and other intangibles, and goodwill are being amortized using the straight-line method over the following estimated useful lives:

         Franchise agreements                  8-40 years
         Organization costs                       5 years
         Loan fees and other intangibles        1-5 years
         Goodwill                                40 years

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

3.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $224,979, $175,475 and $101,545 for 1996, 1995 and 1994,
respectively.

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

The limited partners' total initial contributions to capital were $9,568,500 ($500 per limited partnership unit). As of December 31, 1996, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).

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

The amounts billed to the Partnership for these services are based on the General Partner's cost. The cost of certain services is charged directly to the Partnership, based upon actual time spent by employees of the General Partner. The cost of other services is allocated to the Partnership and other affiliated entities based upon their relative size, revenue and other factors. The amount charged to the Partnership by the General Partner for these services was $257,499, $225,798 and $144,956 for 1996, 1995 and 1994, respectively.

In 1996, 1995 and 1994, the Partnership paid software installation charges and billing service fees to an affiliate, amounting to $57,299, $27,336 and $30,025, respectively.

For approximately three months in 1994, the Partnership had an operating management agreement with an affiliate managed by the General Partner. Under the terms of the agreement, the Partnership served as the executive managing agent for the affiliate's cable television systems and was reimbursed for certain operating and administrative expenses. The Partnership received $81,750 under the terms of this agreement during 1994.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the affiliates serve as the executive managing agents for certain of the Partnership's cable television systems and are reimbursed for certain operating and administrative expenses. The Partnership paid $45,881 and $12,394 under the terms of these agreements during 1996 and 1995, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner was formed to assist in the development of local advertising markets and the management and training of local sales staff. CAC billed the Partnership $22,092 and $5,294 in 1996 and 1995, respectively, for these services.

Due to General Partner and Affiliates

The liability to the General Partner and affiliates consists of the following:

                                                       December 31,
                                                 ----------------------
                                                   1996          1995
                                                 --------      --------

         Management fees                         $224,979      $ 13,651
         Reimbursable operating costs              24,009        20,571
         Due to affiliates, net                    16,490        35,711
                                                 --------      --------
                                                 $265,478      $ 69,933
                                                 ========      ========

4.  PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                                    December 31,
                                             --------------------------
                                                 1996           1995
                                             -----------    -----------

         Land and buildings                  $   205,171    $   180,219
         Distribution plant                    9,353,279      7,568,564
         Other equipment                         496,022        349,845
         Construction in progress                 32,597        126,187
                                             -----------    -----------
                                              10,087,069      8,224,815

         Less- Accumulated depreciation        2,544,227      1,571,951
                                             -----------    -----------
                                             $ 7,542,842    $ 6,652,864
                                             ===========    ===========

Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consists of the following:

                                                      December 31,
                                                -----------------------
                                                  1996           1995
                                                --------       --------

         Interest payable                       $224,641       $ 33,367
         Programmer license fees                 158,591         45,840
         Other                                   196,590        328,883
                                                --------       --------
                                                $579,822       $408,090
                                                ========       ========

6.  TERM LOAN:

                                                                         December 31,
                                                                   -------------------------
                                                                      1996           1995
                                                                   -----------    ----------

Term loan, amended and restated on January 4, 1996,
  collateralized by a first lien position on all present
  and future assets of the Partnership. Interest rates
  vary based on certain financial covenants, at
  December 31, 1996, 8.87% (weighted average). Graduated
  principal payments plus interest are due quarterly until
  maturity on December 31, 2001.                                   $11,375,000    $5,618,000
                                                                   ===========    ==========

On January 4, 1996, the Partnership entered into an amended and restated credit agreement to increase its available existing debt with U.S. Bank of Washington National Association to $11,925,000. The Partnership used the additional proceeds to finance the acquisition of a cable system in Swainsboro, Georgia (the Swainsboro System), and provide working capital (see Note 9).

Beginning March 31, 1998, scheduled principal payments are required. Prior to this date, the outstanding balance cannot exceed specified levels (currently $11,700,000), which reduce quarterly through December 31, 1997 to $10,925,000. Based on the current outstanding balance of $11,375,000, the Partnership would be required to pay $450,000 by December 31, 1997.

Annual maturities of notes payable after December 31, 1996 are as follows:

                1997                              $   450,000
                1998                                1,000,000
                1999                                1,200,000
                2000                                1,400,000
                2001                                7,325,000
                                                  -----------
                                                  $11,375,000
                                                  ===========

Under the terms of the amended and restated credit agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 5.25 to 1 and a Cash Flow to Debt Service Ratio of 1.25 to 1, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement.

The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates. At December 31, 1996, the Partnership had outstanding an interest rate swap agreement with its bank, having a notional principal amount of $10,600,000. This agreement effectively changes the Partnership's interest rate exposure to a fixed rate of 5.36%, plus an applicable margin based on certain financial covenants (the margin at December 31, 1996 was 3.50%). The maturity date of the swap is January 11, 1998.

At December 31, 1996, the counterparty would have been required to pay the Partnership approximately $36,435 to settle this agreement based on fair value estimates received from financial institutions.

7.  INCOME TAXES:

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

Taxable (loss) income to the limited partners was approximately $(1,370,756), $2,335,000 and $(382,000) in 1996, 1995 and 1994, respectively, and is different from that reported in the statements of operations due to the difference in depreciation expense allowed for tax purposes and that amount recognized under generally accepted accounting principles. There were no other significant differences between taxable loss and the net (loss) income reported in the statements of operations.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $117,515, $80,138 and $41,308 in 1996, 1995 and 1994, respectively. Minimum lease payments through the end of the lease terms are as follows:

                1997                              $ 3,300
                1998                                3,300
                1999                                3,300
                2000                                3,300
                2001                                3,300
                Thereafter                         46,100
                                                  -------
                                                  $62,600
                                                  =======

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted. The 1996 Act dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission
(FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

Cable Programming Service Tier Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000). The Partnership qualifies as a small cable company and all of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

Telephone Companies. The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to any provision of the 1996 Act; as a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act; or through nonfranchised "open video systems" offering nondiscriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

The 1996 Act encompasses many other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross-ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public, Educational and Governmental and leased access channels.

9.  CABLE TELEVISION SYSTEM ACQUISITIONS AND DISPOSITION:

In November 1994, the Partnership completed its purchase of certain operating assets and franchises of cable television systems owned by Alabama Television Cable Company (ATCC). These systems currently serve the communities of Millport, Kennedy, Aliceville, Pickinsville, Carrollton, Reform, Gordo, Eutaw, Marion and other nearby areas in Lamar, Pickens, Perry and Greene counties. The purchase price was $7,175,000. At the time of closing, the Partnership paid $6,375,000 to ATCC. The remaining purchase price was in the form of an unsecured, subordinated, noninterest-bearing, hold-back note payable. In June 1995, the Partnership paid approximately $606,000, net of purchase price adjustments, to settle the note payable.

On June 30, 1995, the Partnership sold the operating assets and franchise rights of its cable television system serving eight communities in northwestern Oregon. This sale represented all of the Partnership's operations in the state of Oregon. The sales price was $5,800,000 and the proceeds were used to reduce the outstanding credit facility; repay the unsecured, subordinated, noninterest-bearing, hold-back seller note and noncompete agreement related to the acquisition of the Aliceville, Alabama system; and reimburse the General Partner for deferred management fees and operating costs.

On November 17, 1995, the Partnership entered into an agreement to acquire certain operating assets and franchise rights of the cable television systems in or around the community of Swainsboro, Georgia. The Swainsboro System was owned by TCI Cablevision of Georgia, Inc. The assets were acquired on January 5, 1996, for $6,056,326. Of the total purchase price, $5,751,326 was paid at the closing date. In April 1996, the Partnership paid to the seller the remainder of $305,000, net of purchase price adjustments.

Pro forma operating results of the Partnership for 1995, assuming the 1994 and 1995 transactions described above had been made at the beginning of 1995, follow:

                                                           For the year
                                                              ended
                                                           December 31,
                                                               1995
                                                           -----------
                                                           (unaudited)

                  Revenue                                  $ 4,095,244
                                                           ===========

                  Net loss                                 $  (715,071)
                                                           ===========

                  Net loss per limited partnership unit    $       (37)
                                                           ===========