Form 10-Q
period 1997-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1997-05-15
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the period ended MARCH 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the transition period from ___________________ to ___________________

Commission File Number:    0-18307
                        -------------


              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


        Washington                                      91-1423516
--------------------------------------------------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington         98101
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices)             (Zip Code)

                                 (206) 621-1351
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                      March 31,        December 31,
                                                        1997               1996
                                                    ------------       ------------
                                     ASSETS

Cash                                                $    644,430       $    844,700
Accounts receivable                                       87,059            105,377
Prepaid expenses                                          43,955             62,591
Property and equipment, net of accumulated
  depreciation of $2,794,821 and $2,544,227,
  respectively                                         7,343,242          7,542,842
Intangible assets, net of accumulated
  amortization of $1,790,406 and $1,624,116,
  respectively                                         6,372,113          6,538,403

                                                    ------------       ------------
Total assets                                        $ 14,490,799       $ 15,093,913
                                                    ============       ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $    474,013       $    579,822
Due to managing general partner and affiliates           311,031            265,478
Converter deposits                                        16,270             17,800
Subscriber prepayments                                    83,708            100,911
Notes payable                                         11,025,000         11,375,000

                                                    ------------       ------------
                  Total liabilities                   11,910,022         12,339,011
                                                    ------------       ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                1,000              1,000
   Accumulated deficit                                   (55,410)           (53,669)

                                                    ------------       ------------
                                                         (54,410)           (52,669)
                                                    ------------       ------------

 Limited Partners:
   Contributed capital, net                            8,120,820          8,120,820
   Accumulated deficit                                (5,485,633)        (5,313,249)

                                                    ------------       ------------
                                                       2,635,187          2,807,571
                                                    ------------       ------------


                  Total partners' equity               2,580,777          2,754,902
                                                    ------------       ------------


Total liabilities and partners' equity              $ 14,490,799       $ 15,093,913
                                                    ============       ============


            The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                  For the three months ended March 31,
                                                  ------------------------------------
                                                       1997                 1996
                                                  --------------       ---------------
Service revenues                                     $ 1,140,939       $ 1,087,442

Expenses:
  Operating                                              121,065           115,578
  General and administrative (including
     $146,734 and $136,526 to affiliates
     in 1997 and 1996, respectively)                     259,024           261,354
Programming                                              265,864           239,810
Depreciation and amortization                            416,884           392,035

                                                     -----------       -----------
                                                       1,062,837         1,008,777
                                                     -----------       -----------

Income from operations                                    78,102            78,665

Other income (expense):
   Interest expense                                     (252,227)         (271,639)
   Interest income                                          --               1,709
   Gain (loss) on disposal of assets                        --                 (88)

                                                     -----------       -----------
                                                        (252,227)         (270,018)
                                                     -----------       -----------


Net income (loss)                                    $  (174,125)         (191,353)
                                                     ===========       ===========


Allocation of net income (loss):

   General Partners                                  $    (1,741)      $    (1,914)
                                                     ===========       ===========


   Limited Partners                                  $  (172,384)      $  (189,439)
                                                     ===========       ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                $        (9)      $       (10)
                                                     ===========       ===========


Net income (loss) per $1,000 investment              $       (18)      $       (20)
                                                     ===========       ===========






            The accompanying note to unaudited financial statements
                     is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                      For the three months ended March 31,
                                                      ------------------------------------
                                                            1997                1996
                                                      --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  (174,125)      $  (191,353)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                             416,884           392,035
   (Gain) loss on sale of assets                                --                  88
   (Increase) decrease in operating assets:
     Accounts receivable                                      18,318           (45,791)
     Prepaid expenses                                         18,636             2,750
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                  (105,809)          189,057
     Due to managing general partner and affiliates           45,553            17,171
     Converter deposits                                       (1,530)               75
     Subscriber prepayments                                  (17,203)          (24,049)

                                                         -----------       -----------
Net cash from operating activities                           200,724           339,983
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                      (50,994)          (89,477)
Purchase of cable television systems                            --          (6,017,355)

                                                         -----------       -----------
Net cash used in investing activities                        (50,994)       (6,106,832)
                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net              --           6,057,000
Principal payments on borrowings                            (350,000)             --
Loan fees and other costs incurred                              --            (121,028)

                                                         -----------       -----------
Net cash (used in) from financing activities                (350,000)        5,935,972
                                                         -----------       -----------

INCREASE (DECREASE) IN CASH                                 (200,270)          169,123

CASH, beginning of period                                    844,700           380,717


                                                         -----------       -----------
CASH, end of period                                      $   644,430       $   549,840
                                                         ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest              $   267,108       $    54,943
                                                         ===========       ===========



            The accompanying note to unaudited financial statements
                     is an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1997 and December 31, 1996, its Statements of Operations for the three months ended March 31, 1997 and 1996, and its Statements of Cash Flows for the three months ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,140,939 for the three months ended March 31, 1997, representing an increase of approximately 5% as compared to the same period in 1996. Of these revenues, $864,783 (76%) was derived from basic service charges, $106,823 (9%) from premium services, $32,377 (3%) from tier services, 33,247 (3%) from installation charges, $7,564 (1%) from service maintenance contracts and $96,145 (8%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1996.

As of March 31, 1997 the Partnership's systems served approximately 12,300 basic subscribers, 5,300 premium subscribers and 1,500 tier subscribers.

Operating expenses totaled $121,065 for the three months ended March 31, 1997, representing an increase of approximately 5% from the same period in 1996. This increase is mainly attributable to salary increases and increased pole rental costs.

General and administrative expenses totaled $259,024 for the three months ended March 31, 1997, representing a decrease of 1% as compared to the same period in 1996. Higher revenue based expenses, such as management fees and franchise fees, were offset by a reduction to accrued property taxes.

Programming expenses totaled $265,864 for the three months ended March 31, 1997, representing an increase of approximately 11% over the same period in 1996. This is mainly due to increased salary and commission expense resulting from added advertising employees in the Swainsboro, GA system. Programming expenses also increased as a result of increased costs charged by various program suppliers.

Depreciation and amortization expense for the three months ended March 31, 1997 increased 6% as compared to the same period in 1996. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired during 1996.

Interest expense for the three months ended March 31, 1997 decreased approximately 7% as compared to the same period in 1996. The average bank debt outstanding decreased from $11,675,000 during the first quarter of 1996 to $11,375,000 during the first quarter of 1997. The Partnership's effective interest rate also decreased from 9.31% during the first quarter of 1996 to 8.87% during the first quarter of 1997.

Liquidity and Capital

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a funded debt to annualized cash flow ratio of 5.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At March 31, 1997, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $11,025,000. Certain fixed rate agreements in place as of December 31, 1996 expired during the first quarter of 1997, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $10,600,000 fixed at 8.36% under the terms of an interest rate swap agreement with its lender expiring January 11, 1998; $425,000 fixed at 8.75%, expiring June 30, 1997. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1997, the Partnership incurred approximately $51,000 in capital expenditures including cable extensions in the LaConner, WA system; a vehicle upgrade, tap audits and a fiber interconnect in the Aliceville, AL system; and the launch of a tier service in the Swainsboro, GA system. Planned expenditures for the balance of 1997 include the continued fiber interconnect of two systems in the Aliceville, AL area.

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


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

         27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                                      BY:  Northland Communications Corporation,
                                           Managing General Partner



Dated:                                BY:  /s/ RICHARD I. CLARK
---------------------------               --------------------------------------
                                               Richard I. Clark
                                               (Vice President/Treasurer)



Dated:                                BY:  /s/ GARY S. JONES
---------------------------               --------------------------------------
                                               Gary S. Jones
                                               (Vice President)

                                EXHIBIT INDEX




Exhibits


27.0    -       Financial Data Schedule