Form 10-Q
period 1997-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1997-08-13
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended JUNE 30, 1997
                                                  -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
        ___________

Commission File Number:  0-18307
                         -------

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

                                 (206) 674-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                               Yes [ ]    No [X]


----------
This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                         June 30,            December 31,
                                                           1997                 1996
                                                       ------------         ------------

                                              ASSETS

Cash                                                   $    567,927         $    844,700
Accounts receivable                                          93,940              105,377
Prepaid expenses                                             35,779               62,591
Property and equipment, net of accumulated
  depreciation of $3,044,699 and $2,544,227,
  respectively                                            7,202,293            7,542,842
Intangible assets, net of accumulated
  amortization of $1,956,696 and $1,624,116,
  respectively                                            6,205,823            6,538,403

                                                       ------------         ------------
Total assets                                           $ 14,105,762         $ 15,093,913
                                                       ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                  $    516,782         $    579,822
Due to managing general partner and affiliates               33,049              265,478
Converter deposits                                           15,450               17,800
Subscriber prepayments                                       80,614              100,911
Notes payable                                            11,025,000           11,375,000

                                                       ------------         ------------
                  Total liabilities                      11,670,895           12,339,011
                                                       ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                   1,000                1,000
   Accumulated deficit                                      (56,870)             (53,669)

                                                       ------------         ------------
                                                            (55,870)             (52,669)
                                                       ------------         ------------

 Limited Partners:
   Contributed capital, net                               8,120,820            8,120,820
   Accumulated deficit                                   (5,630,083)          (5,313,249)

                                                       ------------         ------------
                                                          2,490,737            2,807,571
                                                       ------------         ------------


                  Total partners' equity                  2,434,867            2,754,902
                                                       ------------         ------------


Total liabilities and partners' equity                 $ 14,105,762         $ 15,093,913
                                                       ============         ============


          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                       For the six months ended June 30,
                                                       -------------------------------
                                                           1997                1996
                                                       -----------         -----------

Service revenues                                       $ 2,310,763         $ 2,214,199

Expenses:
  Operating                                                240,203             238,264
  General and administrative (including
     $291,290 and $280,495 to affiliates
     in 1997 and 1996, respectively)                       527,908             533,129
  Programming                                              544,771             498,582
  Depreciation and amortization                            833,051             784,071

                                                       -----------         -----------
                                                         2,145,933           2,054,046
                                                       -----------         -----------

Income from operations                                     164,830             160,153

Other income (expense):
   Interest expense                                       (490,344)           (522,304)
   Interest income                                           5,481               3,236
   Gain on disposal of assets                                 --                   (88)

                                                       -----------         -----------
                                                          (484,863)           (519,156)
                                                       -----------         -----------


Net income (loss)                                      $  (320,033)        $  (359,003)
                                                       ===========         ===========


Allocation of net income (loss):

   General Partners                                    $    (3,200)        $    (3,590)
                                                       ===========         ===========


   Limited Partners                                    $  (316,833)        $  (355,413)
                                                       ===========         ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                  $       (17)        $       (19)
                                                       ===========         ===========


Net income (loss) per $1,000 investment                $       (34)        $       (37)
                                                       ===========         ===========


          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                       For the three months ended June 30,
                                                       -----------------------------------

                                                           1997                    1996
                                                       -----------             -----------

Service revenues                                       $ 1,169,824             $ 1,126,757

Expenses:
  Operating                                                119,138                 122,686
  General and administrative (including
     $144,556 and $143,966 to affiliates
     in 1997 and 1996, respectively)                       268,884                 271,777
  Programming                                              278,907                 258,771
  Depreciation and amortization                            416,167                 392,035

                                                       -----------             -----------
                                                         1,083,096               1,045,269
                                                       -----------             -----------

Income from operations                                      86,728                  81,488

Other income (expense):
   Interest expense                                       (238,117)               (250,665)
   Interest income                                           5,481                   1,527
   Gain (loss) on disposal of assets                          --                      --

                                                       -----------             -----------
                                                          (232,636)               (249,138)
                                                       -----------             -----------


Net income (loss)                                      $  (145,908)               (167,650)
                                                       ===========             ===========


Allocation of net income (loss):

   General Partners                                    $    (1,459)            $    (1,677)
                                                       ===========             ===========


   Limited Partners                                    $  (144,449)            $  (165,974)
                                                       ===========             ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                  $        (8)            $        (9)
                                                       ===========             ===========


Net income (loss) per $1,000 investment                $       (16)            $       (18)
                                                       ===========             ===========


          The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                           For the six months ended June 30,
                                                           ---------------------------------
                                                               1997                  1996
                                                           -----------           -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $  (320,033)          $  (359,003)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                               833,051               784,071
   Gain on sale of assets                                         --                      88
   (Increase) decrease in operating assets:
     Accounts receivable                                        11,437               (11,104)
     Prepaid expenses                                           26,812                13,894
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     (63,041)              181,435
     Due to managing general partner and affiliates           (232,429)               69,694
     Converter deposits                                         (2,350)                 (710)
     Subscriber prepayments                                    (20,297)              (34,898)

                                                           -----------           -----------
Net cash from operating activities                             233,150               643,467
                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                       (159,923)             (216,103)
Proceeds from sale of cable television system                     --              (6,017,355)

                                                           -----------           -----------
Net cash used in investing activities                         (159,923)           (6,233,458)
                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                --               6,057,000
Principal payments on borrowings                              (350,000)                 --
Loan fees and other costs incurred                                --                (126,475)

                                                           -----------           -----------
Net cash (used in) from financing activities                  (350,000)            5,930,525
                                                           -----------           -----------

(DECREASE) INCREASE IN CASH                                   (276,773)              340,534

CASH, beginning of period                                      844,700               380,717


                                                           -----------           -----------
CASH, end of period                                        $   567,927           $   721,251
                                                           ===========           ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $   492,356           $   310,707
                                                           ===========           ===========

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1997 and December 31, 1996, its Statements of Operations for the six and three months ended June 30, 1997 and 1996, and its Statements of Cash Flows for the six months ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,169,824 for the three months ended June 30, 1997, representing an increase of approximately 4% as compared to the same period in 1996. Of these revenues, $879,097 (75%) was derived from basic service charges, $110,193 (9%) from premium services, $34,544 (3%) from tier services, 30,614 (3%) from installation charges, $8,538 (1%) from service maintenance contracts and $106,838 (9%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1996.

As of June 30, 1997 the Partnership's systems served approximately 12,400 basic subscribers, 5,200 premium subscribers and 1,600 tier subscribers.

Operating expenses totaled $119,138 for the three months ended June 30, 1997, representing a decrease of approximately 3% from the same period in 1996. This decrease is mainly attributable to decreased vehicle operating expenses and lower amounts of overtime.

General and administrative expenses totaled $268,884 for the three months ended June 30, 1997, representing a decrease of 1% as compared to the same period in 1996. Higher revenue based expenses, such as management fees and franchise fees, were offset by a reduction to utilities and administrative services.

Programming expenses totaled $278,907 for the three months ended June 30, 1997, representing an increase of approximately 8% over the same period in 1996. This is mainly due to increased salary and commission expense resulting from additional advertising employees in the Swainsboro, GA system. Programming expenses also increased as a result of higher costs charged by various program suppliers.

Depreciation and amortization expense for the three months ended June 30, 1997 increased 6% as compared to the same period in 1996. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired during 1997 and the last half of 1996.

Interest expense for the three months ended June 30, 1997 decreased approximately 5% as compared to the same period in 1996. The average bank debt outstanding decreased from $11,675,000 during the second quarter of 1996 to $11,025,000 during the second quarter of 1997. The Partnership's effective interest rate increased from 8.59% during the second quarter of 1996 to 8.64% during the second quarter of 1997.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a funded debt to annualized cash flow ratio of 5.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At June 30, 1997, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $11,025,000. Certain fixed rate agreements in place as of March 31, 1997 expired during the second quarter of 1997, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $10,600,000 fixed at 8.36% under the terms of an interest rate swap agreement with its lender expiring January 11, 1998; $425,000 fixed at 8.8125%, expiring September 30, 1997. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1997, the Partnership incurred approximately $109,000 in capital expenditures including cable extensions and the launch of a premium channel in the LaConner, WA system; tap audits and a fiber interconnect in the Aliceville, AL system; and cable extensions in the Swainsboro, GA system. Planned expenditures for the balance of 1997 include the completion of a fiber interconnect of two systems in the Aliceville, AL area.

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

The 1996 Act

On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") was enacted which dramatically changed federal telecommunications laws and the future competitiveness of the telecommunications industry. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operation cannot be determined at this time. A summary of certain provisions affecting the Partnership's operations follows:


Regulation of rates other than basic service tier has been eliminated for small cable systems served by small companies. Small cable systems are those having 50,000 or fewer subscribers served by companies with fewer than one percent of national cable subscribers (approximately 600,000). The Partnership qualifies as a small company and all of the Partnership's cable systems qualify as small cable systems. Basic service tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by the local exchange carrier. No penetration criteria exists that triggers the presence of effective competition under these circumstances.

The 1996 Act allows telephone companies to offer video programming services directly to customers in their service areas immediately upon enactment. They may provide video programming as a cable operator fully subject to the 1996 Act, or a radio-based multichannel programming distributor not subject to any provisions of the 1996 Act, or through non-franchised "open video systems" offering non-discriminatory capacity to unaffiliated programmers, subject to select provisions of the 1996 Act. Although management's opinion is that the probability of competition from telephone companies in rural areas is unlikely in the near future, there are no assurances that such competition will not materialize.

The 1996 Act also addresses various other aspects of providing cable television service including prices for equipment, discounting rates to multiple dwelling units, lifting of anti-trafficking restrictions, cable-telephone cross ownership provisions, pole attachment rate formulas, rate uniformity, program access, scrambling and censoring of Public, Educational and Governmental access channels and leased access channels.

As of the date of this filing, the Partnership has received notification that local franchising authorities with jurisdiction over approximately 12% of the Partnership's subscribers have elected to certify but no requests for rate justifications have been received from franchise authorities. Based on management's analysis, the rates charged by theses systems are within the maximum rates allowed under FCC rate regulations.

                           PART II - OTHER INFORMATION


ITEM 1  Legal proceedings
        None

ITEM 2  Changes in securities
        None

ITEM 3  Defaults upon senior securities
        None

ITEM 4  Submission of matters to a vote of security holders
        None

ITEM 5  Other information
        None

ITEM 6  Exhibits and Reports on Form 8-K


(a)     Exhibit index

           27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                       BY:  Northland Communications Corporation,
                            Managing General Partner



Dated:                     BY:  /s/ RICHARD I. CLARK
       --------------           -----------------------------------
                                      Richard I. Clark
                                      (Vice President/Treasurer)



Dated:                     BY:  /s/ GARY S. JONES
       --------------           -----------------------------------
                                       Gary S. Jones
                                       (Vice President)