Form 10-Q
period 1997-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1997-11-07
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to _______________.

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

                                 (206) 674-3900
              (Registrant's telephone number, including area code)


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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS -(Unaudited)
(Prepared by the Managing General Partner)


                                                              September 30,        December 31,
                                                                   1997                1996
                                                               ------------        ------------
                                     ASSETS
Cash                                                           $    349,830        $    844,700
Accounts receivable                                                 120,607             105,377
Prepaid expenses                                                     88,785              62,591
Property and equipment, net of accumulated
  depreciation of $3,297,579 and $2,544,227,
  respectively                                                    7,333,044           7,542,842
Intangible assets, net of accumulated
  amortization of $2,122,986 and $1,624,116,
  respectively                                                    6,039,533           6,538,403

                                                               ------------        ------------
Total assets                                                   $ 13,931,799        $ 15,093,913
                                                               ============        ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                          $    521,231        $    579,822
Due to managing general partner and affiliates                       45,345             265,478
Converter deposits                                                   14,100              17,800
Subscriber prepayments                                               70,355             100,911
Notes payable                                                    11,025,000          11,375,000

                                                               ------------        ------------
                  Total liabilities                              11,676,031          12,339,011
                                                               ------------        ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                           1,000               1,000
   Accumulated deficit                                              (58,661)            (53,669)

                                                               ------------        ------------
                                                                    (57,661)            (52,669)
                                                               ------------        ------------

 Limited Partners:
   Contributed capital, net                                       8,120,820           8,120,820
   Accumulated deficit                                           (5,807,391)         (5,313,249)

                                                               ------------        ------------
                                                                  2,313,429           2,807,571
                                                               ------------        ------------


                  Total partners' equity                          2,255,768           2,754,902
                                                               ------------        ------------


Total liabilities and partners' equity                         $ 13,931,799        $ 15,093,913
                                                               ============        ============


             The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                            For the nine months ended
                                                                  September 30,
                                                        --------------------------------
                                                            1997                 1996
                                                        -----------          -----------
Service revenues                                        $ 3,488,191          $ 3,343,751

Expenses:
  Operating                                                 366,972              353,837
  General and administrative (including
     $446,885 and $446,813 to affiliates
     in 1997 and 1996, respectively)                        822,647              810,994
  Programming                                               824,584              743,415
  Depreciation and amortization                           1,252,222            1,178,940

                                                        -----------          -----------
                                                          3,266,425            3,087,186
                                                        -----------          -----------

Income from operations                                      221,766              256,565

Other income (expense):
   Interest expense                                        (726,379)            (787,208)
   Interest income                                            5,481                6,279
   Gain on disposal of assets                                  --                    (88)

                                                        -----------          -----------
                                                           (720,898)            (781,017)
                                                        -----------          -----------


Net income (loss)                                       $  (499,132)         $  (524,452)
                                                        ===========          ===========


Allocation of net income (loss):

   General Partners                                     $    (4,991)         $    (5,245)
                                                        ===========          ===========


   Limited Partners                                     $  (494,141)         $  (519,207)
                                                        ===========          ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                   $       (26)         $       (27)
                                                        ===========          ===========


Net income (loss) per $1,000 investment                 $       (52)         $       (53)
                                                        ===========          ===========






             The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                              For the three months
                                                               ended September 30,
                                                        --------------------------------
                                                            1997                 1996
                                                        -----------          -----------
Service revenues                                        $ 1,177,428          $ 1,129,552

Expenses:
  Operating                                                 126,769              115,572
  General and administrative (including
     $155,595 and $166,318 to affiliates
     in 1997 and 1996, respectively)                        294,738              277,866
  Programming                                               279,814              244,833
  Depreciation and amortization                             419,171              394,870

                                                        -----------          -----------
                                                          1,120,492            1,033,141
                                                        -----------          -----------

Income from operations                                       56,936               96,411

Other income (expense):
   Interest expense                                        (236,035)            (264,904)
   Interest income                                             --                  3,044
   Gain (loss) on disposal of assets                           --                   --

                                                        -----------          -----------
                                                           (236,035)            (261,860)
                                                        -----------          -----------


Net income (loss)                                       $  (179,099)            (165,449)
                                                        ===========          ===========


Allocation of net income (loss):

   General Partners                                     $    (1,791)         $    (1,654)
                                                        ===========          ===========


   Limited Partners                                     $  (177,308)         $  (163,795)
                                                        ===========          ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                   $        (9)         $        (9)
                                                        ===========          ===========


Net income (loss) per $1,000 investment                 $       (18)         $       (18)
                                                        ===========          ===========


             The accompanying note to unaudited financial statements
                    is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                               For the nine months ended
                                                                      September 30,
                                                            --------------------------------
                                                                1997                 1996
                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  (499,132)         $  (524,452)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                              1,252,222            1,178,940
   Gain on sale of assets                                          --                     88
   (Increase) decrease in operating assets:
     Accounts receivable                                        (15,230)             (26,554)
     Prepaid expenses                                           (26,196)             (34,354)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                      (58,592)             207,445
     Due to managing general partner and affiliates            (220,133)             124,467
     Converter deposits                                          (3,700)              (2,320)
     Subscriber prepayments                                     (30,556)             (42,263)

                                                            -----------          -----------
Net cash from operating activities                              398,683              880,997
                                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                        (543,553)            (360,097)
Proceeds from sale of cable television system                      --             (6,017,355)

                                                            -----------          -----------
Net cash used in investing activities                          (543,553)          (6,377,452)
                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                 --              6,057,000
Principal payments on borrowings                               (350,000)            (150,000)
Loan fees and other costs incurred                                 --               (126,680)

                                                            -----------          -----------
Net cash (used in) from financing activities                   (350,000)           5,780,320
                                                            -----------          -----------

(DECREASE) INCREASE IN CASH                                    (494,870)             283,865

CASH, beginning of period                                       844,700              380,717


                                                            -----------          -----------
CASH, end of period                                         $   349,830          $   664,582
                                                            ===========          ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                 $   751,817          $   570,494
                                                            ===========          ===========

                     NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                            NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1997 and December 31, 1996, its Statements of Operations for the nine and three months ended September 30, 1997 and 1996, and its Statements of Cash Flows for the nine months ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,177,428 for the three months ended September 30, 1997, representing an increase of approximately 4% as compared to the same period in 1996. Of these revenues, $892,200 (76%) was derived from basic service charges, $109,261 (9%) from premium services, $35,765 (3%) from tier services, 31,556 (3%) from installation charges, $9,765 (1%) from service maintenance contracts and $98,881 (8%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1997.

As of September 30, 1997 the Partnership's systems served approximately 12,200 basic subscribers, 5,400 premium subscribers and 1,700 tier subscribers.

Operating expenses totaled $126,769 for the three months ended September 30, 1997, representing an increase of approximately 10% from the same period in 1996. This increase is mainly attributable to increased vehicle operating expenses, higher amounts of overtime and increased pole, duct and site rental costs.

General and administrative expenses totaled $294,741 for the three months ended September 30, 1997, representing an increase of 6% as compared to the same period in 1996. Copyright fees increased due to the fiber interconnect project in Alabama and accounting services increased due to accounting department turnover.

Programming expenses totaled $279,813 for the three months ended September 30, 1997, representing an increase of approximately 14% over the same period in 1996. This is mainly due to increased salary and commission expense resulting from additional advertising employees in the Swainsboro, GA system. Programming expenses also increased as a result of higher costs charged by various program suppliers.

Depreciation and amortization expense for the three months ended September 30, 1997 increased 6% as compared to the same period in 1996. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired during 1997 and the last quarter of 1996.

Interest expense for the three months ended September 30, 1997 decreased approximately 10% as compared to the same period in 1996. The average bank debt outstanding decreased from $11,675,000 during the third quarter of 1996 to $11,025,000 during the third quarter of 1997. The Partnership's effective interest rate decreased from 9.08% during the third quarter of 1996 to 8.56% during the third quarter of 1997.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios including a funded debt to annualized cash flow ratio of 5.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At September 30, 1997, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $11,025,000. Certain fixed rate agreements in place as of June 30, 1997 expired during the third quarter of 1997, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $10,600,000 fixed at 8.36% under the terms of an interest rate swap agreement with its lender expiring January 11, 1998; $300,000 fixed at 8.7188%, expiring December 31, 1997. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1997, the Partnership incurred approximately $384,000 in capital expenditures including cable line extensions, the launch of a premium channel and the purchase of ad insertion equipment in the LaConner, WA system; a tap audit, billing system upgrade and fiber interconnect in the Aliceville, AL system; and cable line extensions in the Swainsboro, GA system. Planned expenditures for the balance of 1997 include the completion of a fiber interconnect of two systems in the Aliceville, AL area.

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


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated: November 7, 1997      BY:  /s/ RICHARD I. CLARK
       ----------------         ---------------------------------------------
                                      Richard I. Clark
                                      (Vice President/Treasurer)



Dated: November 7, 1997      BY:  /s/ GARY S. JONES
       ----------------         ---------------------------------------------
                                      Gary S. Jones
                                      (Vice President)

                                EXHIBIT INDEX

EXHIBIT
 NUMBER                     DESCRIPTION
--------                    -----------
  27.0               FINANCIAL DATA SCHEDULE