Form 10-K
period 1997-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1998-03-27
CIK 843368

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

                   For the fiscal year ended DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the transition period from _______ to ________

                         Commission file number 0-18307

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           STATE OF WASHINGTON                           91-1423516
     -------------------------------                  -----------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      3600 WASHINGTON MUTUAL TOWER
 1201 THIRD AVENUE, SEATTLE, WASHINGTON                     98101
 ----------------------------------------                -----------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (206) 621-1351

         Securities registered pursuant to Section 12(b) of the Act:

 Title of each reviewed class        Name of each exchange on which registered
 ----------------------------        -----------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                      (Partially Incorporated into Part IV)

         (1) Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

         (2) Form 10-K Annual Reports for fiscal years ended December 31, 1989, December 31, 1990, December 31, 1992 and December 31, 1994, respectively.

         (3) Form 10-Q Quarterly Report for period ended June 30, 1989 and March 3, 1995.

         (4)      Form 8-K dated November 11, 1994.

         (5)      Form 8-K dated June 30, 1995.

         (6)      Form 8-K date January 5, 1996.

This filing contains _______pages. Exhibits Index appears on page ______.

Financial Statements/Schedules Index appears on page ______.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.

                                     PART I

ITEM 1. BUSINESS

         Northland Cable Properties Eight Limited Partnership (the "Partnership") is a Washington limited partnership consisting of one general partner and approximately 973 limited partners as of December 31, 1997. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner").

        Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by 5 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC").
Other subsidiaries, direct and indirect, of NTC include:

        NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

        NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming.

        NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.

        CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

        NORTHLAND MEDIA, INC. - formed in April 1995 as the holding company for Statesboro Media, Inc.:

        STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

        The Partnership was formed on September 21, 1988 and began operations in 1989 with the acquisition of a cable television system serving various communities and contiguous areas surrounding the Santiam Valley, Oregon (the "Santiam System"). In May 1989, the Partnership acquired the cable television systems serving the communities and surrounding areas of LaConner, Washington (the "LaConner System") and the cable television systems serving the community of and contiguous areas surrounding Elko County and Carlin, Nevada (the "Elko System"). In April 1991, the Partnership sold the systems located in Elko County and Carlin, Nevada. In November 1994, the Partnership purchased a cable television system serving Aliceville, Alabama and several surrounding communities (the "Aliceville System"). In June 1995, the Partnership sold the Santiam System. In January 1996, the Partnership purchased a cable television system serving Swainsboro, Georgia (the "Swainsboro System"). As of December 31, 1997, the total number of basic subscribers served by the Systems was 12,198, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 82% as compared to an industry average of approximately 66%, as reported by the PAUL KAGAN AND ASSOCIATES, INC. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

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

         The Partnership serves the communities and surrounding areas of La Conner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The following is a description of these areas:

         LaConner, WA: The La Conner system serves communities within three counties in northwestern Washington along Puget Sound. La Conner was predominately a fishing and farming community when founded in the late 1800's and temporarily became a major trading port. Today, La Conner has become a popular tourist area, with surrounding landscapes of pastoral farms and tulip fields. Its main street, featuring wooden decks and courtyards, runs along the Swinomish slough. The Swinomish Indian Reservation is located on the outskirts of La Conner. Certain information regarding the La Conner, WA System as of December 31, 1997 is as follows:

                  Basic Subscribers                           2,184
                  Tier Subscribers                            1,164
                  Premium Subscribers                           561
                  Estimated Homes Passed                      2,745

         Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport, Kennedy, Eutaw and Marion. Certain information regarding the Aliceville, AL system as of December 31, 1997 is as follows:

                  Basic Subscribers                           6,830
                  Premium Subscribers                         2,644
                  Estimated Homes Passed                      8,420

         Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, as well as the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 1997 is as follows:

                  Basic Subscribers                           3,184
                  Tier Subscribers                              542
                  Premium Subscribers                         2,022
                  Estimated Homes Passed                      3,900

         The Partnership had 18 employees as of December 31, 1997. Management of these systems is handled through offices located in the towns of La Conner, Washington, Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

        Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, satellite master antenna television services, DBS services, wireless cable services, newspapers, movie theaters, live sporting events, online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

        Cable television systems generally operate pursuant to franchises granted on a non-exclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Partnership.

        Well-financed businesses from outside the cable industry (such as the public utilities and other companies that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against national television networks owning cable systems, and telephone companies may now enter the cable industry, as described below. Such new entrants may become competitors for franchises or providers of competitive services. In general, a cable system's financial performance will be adversely affected when a competing cable service exists (referred to in the cable industry as an "overbuild").

        In recent years, the FCC and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS, whereby signals are transmitted by satellite to small receiving dishes located on subscribers' homes. Programming is currently available to DBS subscribers through conventional, medium- and high-powered satellites. Existing DBS systems offer in excess of 120 channels of programming and pay-per-view services and are expected to increase channel capacity to 150 or more channels, enabling them to provide program service comparable to and in some instances, superior to those of cable television systems. At least four well-financed companies currently offer DBS services and have undertaken extensive marketing efforts to promote their products. The FCC has implemented regulations under the 1992 Cable Act to enhance the ability of DBS systems to make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Programming offered by DBS systems has certain advantages over cable systems with respect to number of channels offered, programming capacity and digital quality, as well as disadvantages that include high upfront and monthly costs and a lack of local programming, service and equipment distribution. DBS systems will provide increasing competition to cable systems as the cost of DBS reception equipment continues to decline. At least one DBS provider is undertaking the technical and legislative steps necessary to enhance its service by adding local broadcast signals which could further increase competitive pressures from DBS systems.

        Cable television systems also compete with wireless program distribution services such as MMDS which uses low power microwave to transmit video programming over the air to customers. Additionally, the FCC recently adopted new regulations allocating frequencies in the 28 GHz band for a new multichannel wireless video service similar to MMDS, known as Local Multipoint Distribution Service ("LMDS"). LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, although current technology limits the number of channels which may be offered. Moreover, because MMDS service generally requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and foliage.

        The 1996 Telecommunications Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are providing and seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, wireless transmission and installation of traditional cable systems alongside existing telephone equipment. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small to medium markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing plant. The 1996 Telecommunications Act's provisions promoting facilities-based broadband competition are primarily targeted at larger systems and markets. The 1996 Telecommunications Act includes certain limited exceptions to the general prohibition on buy outs and joint ventures between incumbent cable operators and LECs for smaller non-urban cable systems and carriers meeting certain criteria. See "Proposed Transaction - Regulation Overview."

        Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by LECs and other common carriers, and electric utilities is providing facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services.

        The business of delivering and producing televised news, information and entertainment are characterized by new market entrants, increasingly rapid technological change and evolving industry standards. There can be no assurance that the Partnership will be able to fund the capital expenditures necessary to keep pace with technological developments or that the Partnership will successfully predict the technical demand of its subscribers. The Partnership's inability to provide enhanced services in a timely manner or to predict the demands of the marketplace could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

        Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Partnership.

REGULATION

        The Partnership's business is subject to intensive regulation at the federal and local levels, and to a lesser degree, at the state level. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as rate regulation, cable system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance. Provisions of regulatory events that have impacted the Partnership's cable television system operations, which are the principal business of the Partnership, are summarized below.

        INTRODUCTION

        The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 alters the regulatory structure governing the nation's telecommunications providers. The Telecommunications Act of 1996 is intended to remove barriers to competition in both the cable television market and the local telephone market. It also reduces the scope of cable rate regulation.

        The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company or its systems.

        CABLE RATE REGULATION

        The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

        Although the FCC rules control, local government units (commonly referred to as "local franchising authorities" or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable, the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecommunications Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines.

        The FCC itself directly administers rate regulation of an operator's cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecommunications Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

        Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carnage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service," regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

        In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules.

        The 1996 Telecommunications Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, CPST rate regulation is automatically eliminated. The Partnership and all of its systems qualify for this CPST deregulation.

        The 1996 Cable Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

        CABLE ENTRY INTO TELECOMMUNICATIONS

        The 1996 Cable Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The extent to which state and local governments may impose requirements in such situations recently has been, and will continue to be, the subject of litigation. The outcome of that litigation, and its effect on the Partnership, cannot be predicted. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning on February 8, 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

        Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Cable Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Certain aspects of the FCC's initial interconnection order were rejected by the Eighth Circuit Court of Appeals on July 18, 1997, on the ground that the states, not the FCC, have statutory authority to set the prices that incumbent local exchange carriers may charge for interconnection. The United States Supreme Court has granted certiorari to hear an appeal of the Eighth Circuit Court of Appeals ruling.

        TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

        The 1996 Cable Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

        Under the 1996 Cable Act, a LEC providing video programming to subscribers generally will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

        Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecommunications Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecommunications Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

        ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

        The 1996 Cable Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Because of their resources, electric utilities could be formidable competitors to traditional cable systems, and a few electric utilities have announced plans to offer video programming. Recent technological advances have increased the likelihood that electric utilities may become competitive with the Partnership.

        ADDITIONAL OWNERSHIP RESTRICTIONS

        The 1996 Cable Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Cable Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

        Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

        There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

        MUST CARRY/RETRANSMISSION CONSENT

        The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require: (i) that the local cable operator carry its signals ("must carry"); or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. The Company has been able to reach agreements with all of the broadcasters who elected retransmission consent and has not been required by broadcasters to remove any broadcast stations from the cable television channel line-ups. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although this result may change in the future depending on such factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when such arrangements are renegotiated.

        CHANNEL SET-ASIDES

        LFAs can include franchise provisions, requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC recently modified its leased access rules, making leased access somewhat more favorable to potential users. The changes, however, were not as dramatic as leased access users had hoped, and should not significantly infringe on the Partnership's control over the channel line-up of its various cable television operating systems. The revised maximum rate formula has been challenged by one leased access applicant in an appeal to the D.C. Circuit Court.

        ACCESS TO PROGRAMMING

        To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on dealings between cable operators and cable programmers. The 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

        OTHER FCC REGULATIONS

        In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program non-duplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC recently adopted rules relating to the ownership of cable wiring located inside multiple dwelling unit complexes. The FCC has concluded that such wiring can, in certain cases, be unilaterally acquired by the complex owner, making it easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The FCC recently imposed new Emergency Alert System requirements on cable operators which will be phased in over several years. The FCC recently adopted "closed captioning" rules that the Partnership does not expect to have an adverse effect on its operations. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

        PENDING PROCEEDING

        The FCC has initiated a rulemaking proceeding involving whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

        COPYRIGHT

        Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (which varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

        STATE AND LOCAL REGULATION

        Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in exchange for the use of public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

        The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot require the payment of franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming, other than identifying broad categories of programming, that must be carried on the systems.

        Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. However, there can be no assurance that renewal will be granted or that renewals will be made on similar terms and conditions.

        Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of state governmental agencies.

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

ITEM 2. PROPERTIES

        The Partnership's cable television systems are located in and around LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 15,065 homes as of December 31, 1997. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        (a) There is no established public trading market for the Partnership's units of limited partnership interest.

        (b) The approximate number of equity holders as of December 31, 1997, is as follows:

                 Limited Partners:         973
                 General Partners:           1

        (c) During 1997, 1996 and 1995, the Partnership made no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

                                                     Years ended December 31,
                           ---------------------------------------------------------------------------
                              1997            1996              1995           1994            1993
                           -----------     -----------     -----------     -----------     -----------
SUMMARY OF OPERATIONS:
Revenue                    $ 4,665,100     $ 4,499,588     $ 3,529,252     $ 2,030,906     $ 1,649,839
Operating income (loss)        261,615         333,139          46,771        (307,224)       (348,592)
Gain (loss) on sale of
  assets                             0               0         (11,627)        (23,378)              0

Gain on sale of system               0               0       3,391,978               0               0
Net income (loss)             (682,930)       (705,502)      2,669,199        (705,411)       (610,328)
Net income (loss) per
  limited partner unit
  (weighted average)               (35)            (37)            138             (36)            (32)
Cumulative tax losses
  per limited partner
  unit                            (520)           (470)           (398)           (520)           (500)

                                                                December 31,
                              --------------------------------------------------------------------------------
                                  1997             1996             1995             1994             1993
                              ------------     ------------     ------------     ------------     ------------
BALANCE SHEET DATA:

Total assets                  $ 13,826,582     $ 15,093,913     $  9,682,978     $ 12,532,350     $  5,991,946
Notes payable                   10,925,000       11,375,000        5,618,000       11,209,977        4,224,000
Total liabilities               11,754,610       12,339,011        6,222,574       11,728,645        4,482,830
General partner's
  deficit                          (59,498)         (52,669)         (45,614)         (72,306)         (65,252)
Limited partner's
  capital                        2,131,470        2,807,571        3,506,018          876,011        1,574,368
Distribution per
  limited partner unit                   0                0                0                0                0
Cumulative distributions
  per limited partner unit               0                0                0                0                0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1997 AND 1996

        Total revenue reached $4,665,100 for the year ended December 31, 1997, representing an increase of approximately 4% over 1996. This increase is primarily attributable to rate increases during 1997. Of the 1997 revenue, $3,528,474 (76%) is derived from subscriptions to basic services, $435,642 (9%) from subscriptions to premium services, $139,221 (3%) from subscriptions to tier services, $124,966 (3%) from installation charges, $36,843 (1%) from service maintenance revenue, and $399,954 (8%) from other sources.

        The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                    1997       1996       1995       1994       1993
                  --------   --------   --------   --------   --------
Basic Rate        $  23.65   $  22.85   $  20.75   $  19.80   $  19.60
Tier Rate             7.20       6.20       4.60       3.50       3.25
HBO Rate             11.00       9.70      11.25      11.35      11.35
Cinemax Rate          8.00       7.80       9.00       9.10       9.10
Showtime Rate         6.00       9.30         --      10.45      10.45
Disney Rate           8.50       8.20       9.00       9.40       9.40
Additional
  Outlet Rate           --         --         --         --         --
Service
  Contract Rate       2.15       2.15       2.45       2.65       2.65

        Operating expenses totaled $505,658 for the year ended December 31, 1997, representing an increase of approximately 3% over 1996. Increases in salary and benefit costs contributed to the overall increase in operating expenses. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, Management expects operating expenses to increase in the future.

        General and administrative expenses totaled $1,143,911 for the year ended December 31, 1997, representing an increase of approximately 5% over 1996. This increase is due to increased copyright fees, insurance and utilities as well as revenue related expenses, such as management fees.

        Programming expenses totaled $1,133,964 for the year ended December 31, 1997, representing an increase of approximately 13% over 1996. This increase is due to increased costs charged by various program suppliers and increased salary and commission expense resulting from additional advertising employees in the Swainsboro, GA system. As programming costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

        Depreciation and amortization expense increased from $1,583,850 in 1996 to $1,619,952 in 1997 (approximately 2%). This is primarily due to depreciation and amortization on plant, equipment and intangible assets acquired during 1997.

        Interest expense decreased from $1,048,491 in 1996 to $965,873 in 1997 (approximately 8%). The Partnership's average bank debt balance decreased from approximately $11,525,000 in 1996 to

$11,150,000 in 1997, due to principal payments made in 1997. In addition, the Partnership's effective interest rate decreased from 8.87% in 1996 to 8.38% in 1997.

        In 1997, the Partnership generated a net loss of $682,408. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 1997. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

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

        Interest expense increased from $775,213 in 1995 to $1,048,491 in 1996 (approximately 35%). The Partnership's average bank debt balance increased from approximately $8,109,000 in 1995 to $11,525,000 in 1996, mainly due to the increased borrowings to finance the acquisition of the Swainsboro, GA system. In addition, the Partnership's effective interest rate decreased from 9.55% in 1995 to 8.87% in 1996.

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

        On February 8, 1996, the Communications Act of 1996 (the "1996 Act") became law. The 1996 Act eliminates all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

        As of the date of this filing, no local franchising authorities have elected to certify and no formal requests for rate justifications have been received from franchise authorities. Based on Management's analysis, the basic service tier rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

LIQUIDITY AND CAPITAL RESOURCES

        During 1997, the Partnership's primary source of liquidity was cash flow from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1997, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures (excluding acquisitions) and debt service. Management estimates for 1998 that cash generated from monthly subscriber billings is sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan as amended.

        As of the date of this filing, the Partnership's term loan balance was $10,925,000. Certain fixed rate agreements in effect as of September 30, 1997 expired during the fourth quarter of 1997, and the Partnership entered into new fixed rate agreements. Currently, the interest rates on the credit facility are as follows: $8,100,000 fixed at 8.74% under the terms of a swap agreement with the Partnership's lender, expiring December 31, 2000; and $2,500,000 at LIBOR based rate of 8.7188% expiring July 12, 1998 and $200,000 at LIBOR based rate of 8.9063% expiring March 31, 1998. The balance of $125,000 bears interest at the prime rate plus 1.00% (currently 9.5%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

        Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 5.00 to 1 and a Cash flow to Debt Service Ratio of 1.25 to 1, a limitation on the maximum amount of capital expenditures of $726,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 1997, the Partnership had exceeded its capital expenditure limitation and was out of compliance on its Funded Debt to Cash Flow Ratio, however an appropriate waiver has been obtained from the Partnership's creditor.

        Subsequent to December 31, 1997, the Partnership's lender approved an amendment to the loan agreement. The amendment provides for a one year extension of maturity to December 31, 2001, reduces the quarterly principal payments which commence June 30, 1998, reduces the interest rates charged which vary based on certain financial covenants, and increases the maximum allowable ratio of Funded Debt to Cash Flow, among other things.

1996 Act, the Partnership does not expect the future rate of inflation to have a material adverse impact on operations.

CAPITAL EXPENDITURES

        During 1997, the Partnership incurred approximately $740,000 in capital expenditures. These expenditures included computer upgrades, advertising insertion equipment and line extensions in the LaConner, WA system. Capital expenditures in the Aliceville, AL system included computer upgrades, a continued fiber interconnect of two systems, new headend equipment, channel additions and line extensions. The Swainsboro, GA system had capital expenditures related to system mapping, test equipment upgrades, channel additions and line extensions.

        Management estimates that the Partnership will spend approximately $540,000 on capital expenditures in 1998. These expenditures include a continuing system upgrade to 400 MHz, and a tier channel move for the LaConner, WA system. In the Aliceville, AL system, the capital expenditures include the initial phases of a system upgrade to 450 MHz, a vehicle replacement and an office remodel. In the Swainsboro, GA system, capital expenditures include the construction of a fiber backbone project, a vehicle replacement, channel additions and various line extensions.

YEAR 2000 ISSUES

        The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Program and Systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. The Managing General Partner has evaluated the Programs and Systems utilized in the conduct of the Partnership's business for the purpose of identifying year 2000 compliance problems. Failure to remedy these issues could impact the ability of the Partnership to timely bill its subscribers for service provided and properly report its financial condition and results of operations which could have a material impact on its liquidity and capital resources.

        The Programs and Systems utilized in subscriber billing and collections has been modified to address year 2000 compliance issues. These modifications are currently in the process of being installed in the Partnership's various billing sites. The Partnership expects this implementation to be completed by the end of 1998. The Managing General Partner is currently in the process of replacing Programs and Systems related to financial reporting which will resolve year 2000 compliance issues and is expected to be completed by the end of 1998. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited financial statements of the Partnership for the years ended December 31, 1997, 1996 and 1995 are included as a part of this filing (see Item 14(a)(1) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership has no directors or officers. The Managing General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.

        Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

        JOHN S. WHETZELL (AGE 56). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 23 years and currently serves as a director on the board of the Cable Telecommunications Association, a national cable television association. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

        JOHN E. IVERSON (AGE 61). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a partner in the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

        RICHARD I. CLARK (AGE 40). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From

July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 19 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

        JAMES E. HANLON (AGE 64). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland's Tyler, Texas regional office and is currently responsible for the management of systems serving subscribers in Texas, Alabama and Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

        JAMES A. PENNEY (AGE 43). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson & Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

        GARY S. JONES (AGE 40). Mr Jones is Vice President for Northland.
Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

        RICHARD J. DYSTE (AGE 52). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland

Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

        H. LEE JOHNSON (AGE 54). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 29 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

ITEM 11. EXECUTIVE COMPENSATION

        The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 1997 as indicated in Note 3 to the Notes to Financial Statements--December 31, 1997 (see Items 14(a)(1) and 13(a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1997 is as follows:

                                                     AMOUNT AND NATURE
                           NAME AND ADDRESS            OF BENEFICIAL          PERCENT OF
   TITLE OF CLASS        OF BENEFICIAL OWNER             OWNERSHIP               CLASS
 ------------------    -----------------------       -----------------        -----------
 General Partner's     Northland Communications        (See Note A)           (See Note A)
   Interest              Corporation
                         1201 Third Avenue
                         Suite 3600
                         Seattle, Washington  98101

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

        Northland Cable Services Corporation ("NCSC"), an affiliate of Northland, provides software installation and billing services to the Partnership's Systems.

        Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

        Northland Cable News, Inc.("NCN"), an affiliate of Northland, provides programming to the Partnership's systems.

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

        See Note 3 of the Notes to Financial Statements--December 31, 1997 for disclosures regarding transactions with the General Partner and affiliates.

The following schedule summarizes these transactions:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              1997         1996         1995
                                            ---------    ---------    ---------
Partnership management fees                 $ 233,249    $ 224,979    $ 175,475
Operating expense reimbursements              275,758      257,499      225,798
Software installation and
  billing service fees to NCSC                 35,791       57,299       27,336
Reimbursements (to)/from
  Affiliates                                  (47,598)     (45,881)     (12,394)
Local Advertising Services                     27,936       22,092        5,294
Local Programming Services                     22,247           --           --
Amounts due to (from) General Partner
 and affiliates at year end                    34,201      265,478       69,933

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
                                                                                     PAGE
                                                                                 ------------
(1) FINANCIAL STATEMENTS:

      Report of Independent Public Accountants.......................................____

      Balance Sheets--December 31, 1997 and 1996.....................................____

      Statements of Operations for the years
      ended December 31, 1997, 1996 and 1995.........................................____

      Statements of Changes in Partners' Capital
      (Deficit) for the years ended December 31,
      1997, 1996 and 1995............................................................____

      Statements of Cash Flows for the years
      ended December 31, 1997, 1996 and 1995.........................................____

      Notes to Financial Statements--December 31,
      1997...........................................................................____

(2)   EXHIBITS:
      ---------
          4.1    Amended and Restated Agreement of Limited Partnership(1)

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

----------

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

(6) Incorporated by reference from the Partnership's Form 8-K dated November 11, 1994.

(7) Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1994.

(8) Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9) Incorporated by reference from the Partnership's Form 8-K dated January 5, 1996.

(b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

              By:   NORTHLAND COMMUNICATIONS CORPORATION
                         (Managing General Partner)


              By    /s/ John S. Whetzell                   Date:
                    --------------------------------              --------------
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

       SIGNATURES                          CAPACITIES                         DATE
       ----------                          ----------                         ----
/s/ John S. Whetzell       Chief executive officer, principal               _________
-------------------------      financial officer, and principal
John S. Whetzell               accounting officer of registrant;
                               chief executive officer, principal
                               financial officer and chairman of
                               the board of directors of Northland
                               Communications Corporation

/s/ Richard I. Clark       Director of Northland Communications             _________
-------------------------      Corporation
Richard I. Clark

/s/ John E. Iverson        Director of Northland Communications             _________
-------------------------      Corporation
John E. Iverson


/s/ Gary S. Jones          Vice President and principal accounting          _________
-------------------------      officer of Northland Communications
Gary S. Jones                  Corporation

                                 EXHIBITS INDEX

                                               Sequentially
Exhibit                                          Numbered
Number       Description                           Page
-------      -----------                       -------------
27.0         Financial Data Schedule.

                 NORTHLAND CABLE PROPERTIES EIGHT
                   LIMITED PARTNERSHIP

                 FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 1997 AND 1996
                 TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                   /s/ ARTHUR ANDERSEN, LLP

Seattle, Washington,
  February 13, 1998

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                          1997             1996
                                                                      ------------     ------------
CASH                                                                  $    463,021     $    844,700

ACCOUNTS RECEIVABLE                                                        101,772          105,377

PREPAID EXPENSES                                                            62,453           62,591

INVESTMENT IN CABLE TELEVISION PROPERTIES:
       Property and equipment, at cost                                  10,825,112       10,087,069
       Less- Accumulated depreciation                                   (3,552,644)      (2,544,227)
                                                                      ------------     ------------
                                                                         7,272,468        7,542,842
    Franchise agreements (net of accumulated amortization
       of $1,730,425 in 1997 and $1,282,646 in 1996)                     5,474,557        5,922,337
    Organization costs (net of accumulated amortization
       of $63,826 in 1997 and $40,686 in 1996)                              51,877           75,018
    Loan fees and other intangibles (net of accumulated
       amortization of $353,783 in 1997 and $270,754 in 1996)              276,016          412,670
    Goodwill (net of accumulated amortization of $33,991
       in 1997 and $30,031 in 1996)                                        124,418          128,378
                                                                      ------------     ------------
               Total investment in cable television
                  properties                                            13,199,336       14,081,245
                                                                      ------------     ------------
               Total assets                                           $ 13,826,582     $ 15,093,913
                                                                      ============     ============

                              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
    Accounts payable and accrued expenses                             $    625,573     $    579,822
    Due to General Partner and affiliates                                   34,201          265,478
    Deposits                                                                12,200           17,800
    Subscriber prepayments                                                 157,636          100,911
    Term loan                                                           10,925,000       11,375,000
                                                                      ------------     ------------
               Total liabilities                                        11,754,610       12,339,011
                                                                      ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
    General Partner-
       Contributed capital                                                   1,000            1,000
       Accumulated deficit                                                 (60,498)         (53,669)
                                                                      ------------     ------------
                                                                           (59,498)         (52,669)
                                                                      ------------     ------------
    Limited partners-
       Contributed capital, net -
          19,087 units                                                   8,120,820        8,120,820
       Accumulated deficit                                              (5,989,350)      (5,313,249)
                                                                      ------------     ------------
                                                                         2,131,470        2,807,571
                                                                      ------------     ------------
               Total liabilities and partners' capital
                  (deficit)                                           $ 13,826,582     $ 15,093,913
                                                                      ============     ============


      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          1997             1996             1995
                                                                      ------------     ------------     ------------
REVENUE                                                               $  4,665,100     $  4,499,588     $  3,529,252
                                                                      ------------     ------------     ------------
EXPENSES:
    Operating (including $52,697, $49,082 and $30,458 paid to
       affiliates in 1997, 1996 and 1995, respectively)                    505,658          488,660          425,346
    General and administrative (including $489,975, $479,614
       and $369,851 paid to affiliates in 1997, 1996
       and 1995, respectively)                                           1,143,911        1,093,088          923,079
    Programming (including $40,219 and $32,622, net, paid to
       affiliates in 1997 and 1996, respectively)                        1,133,964        1,000,851          761,428
    Depreciation and amortization                                        1,619,952        1,583,850        1,372,628
                                                                      ------------     ------------     ------------
                                                                         4,403,485        4,166,449        3,482,481
                                                                      ------------     ------------     ------------
               Operating income                                            261,615          333,139           46,771

OTHER INCOME (EXPENSE):
    Interest income and other                                               21,328            9,850           17,290
    Interest expense                                                      (965,873)      (1,048,491)        (775,213)
    Gain on sale of system                                                      --               --        3,391,978
    Loss on disposal of assets                                                  --               --          (11,627)
                                                                      ------------     ------------     ------------
               Net (loss) income                                      $   (682,930)    $   (705,502)    $  2,669,199
                                                                      ============     ============     ============
ALLOCATION OF NET (LOSS) INCOME:
    General Partner                                                   $     (6,829)    $     (7,055)    $     26,692
                                                                      ============     ============     ============
    Limited partners                                                  $   (676,101)    $   (698,447)    $  2,642,507
                                                                      ============     ============     ============
NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT                        $        (35)    $        (37)    $        138
                                                                      ============     ============     ============

        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                        General          Limited
                                                        Partner          Partners           Total
                                                      ------------     ------------     ------------
BALANCE, December 31, 1994                            $    (72,306)    $    876,011     $    803,705
    Repurchase of limited partnership units                     --          (12,500)         (12,500)
    Net income                                              26,692        2,642,507        2,669,199
                                                      ------------     ------------     ------------
BALANCE, December 31, 1995                                 (45,614)       3,506,018        3,460,404
    Net loss                                                (7,055)        (698,447)        (705,502)
                                                      ------------     ------------     ------------
BALANCE, December 31, 1996                                 (52,669)       2,807,571        2,754,902
    Net loss                                                (6,829)        (676,101)        (682,930)
                                                      ------------     ------------     ------------
BALANCE, December 31, 1997                            $    (59,498)    $  2,131,470     $  2,071,972
                                                      ============     ============     ============


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          1997             1996             1995
                                                                      ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                  $   (682,930)    $   (705,502)    $  2,669,199
   Adjustments to reconcile net (loss) income to net
    cash provided by operating activities-
     Depreciation and amortization expense                               1,619,952        1,583,850        1,372,628
     Gain on sale of system                                                     --               --       (3,391,978)
     Loss on disposal of assets                                                 --               --           11,627
     (Increase) decrease in operating assets:
       Accounts receivable                                                   3,605          (14,576)          (7,526)
       Prepaid expenses                                                        138          (13,615)         (19,197)
     Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                45,751          171,732         (130,118)
       Due to General Partner and affiliates                              (231,277)         195,545           16,397
       Deposits                                                             (5,600)          (3,950)          (5,982)
       Subscriber prepayments                                               56,725           (3,890)          (2,579)
                                                                      ------------     ------------     ------------
          Net cash provided by operating activities                        806,364        1,209,594          512,471
                                                                      ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of cable system                                           --               --        5,765,769
   Acquisition of cable system                                                  --       (6,083,676)        (606,383)
   Purchase of property and equipment, net                                (738,043)        (319,942)        (563,377)
   Increase in accrued property and equipment                                   --               --          208,188
                                                                      ------------     ------------     ------------
          Net cash (used in) provided by investing activities             (738,043)      (6,403,618)       4,804,197
                                                                      ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                                   --        6,057,000               --
   Principal payments on note payable                                     (450,000)        (300,000)      (4,982,000)
   Loan fees                                                                    --          (98,993)        (277,002)
   Repurchase of limited partnership units                                      --               --          (12,500)
                                                                      ------------     ------------     ------------
          Net cash (used in) provided by financing activities             (450,000)       5,658,007       (5,271,502)
                                                                      ------------     ------------     ------------
(DECREASE) INCREASE IN CASH                                               (381,679)         463,983           45,166

CASH, beginning of year                                                    844,700          380,717          335,551
                                                                      ------------     ------------     ------------
CASH, end of year                                                     $    463,021     $    844,700     $    380,717
                                                                      ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                             $    986,979     $    857,217     $    811,274
                                                                      ============     ============     ============

        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Depreciation

Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

    Buildings                                                     20 years
    Distribution plant                                            10 years
    Other equipment and leasehold improvements                  5-20 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, is less than the carrying amount, an impairment loss is recognized.

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

Intangible Assets

Costs assigned to franchise agreements, organization costs, loan fees and other intangibles, and goodwill are being amortized using the straight-line method over the following estimated useful lives:

   Franchise agreements                                         8-40 years
   Organization costs                                              5 years
   Loan fees and other intangibles                               1-5 years
   Goodwill                                                       40 years

Revenues

Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $154,578, $163,656, and $69,869 in 1997, 1996 and 1995, respectively.

Derivatives

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. As discussed in Note 6, the Partnership enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements in the Partnership's Statements of Operations.

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. The Partnership deals only with highly rated counterparties, and usually only its bank. The notional amounts of these interest rate swaps is $10,600,000 at December 31, 1997. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

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

3. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $233,249, $224,979 and $175,475 for 1997, 1996 and 1995,
respectively.

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

The limited partners' total initial contributions to capital were $9,568,500 ($500 per limited partnership unit). As of December 31, 1997, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $275,758, $257,499 and $225,798 for the years ended December 31, 1997, 1996 and
1995, respectively.

In 1997, 1996 and 1995, the Partnership was charged a maintenance fee for billing system support provided by an affiliate, amounting to $35,791, $57,299 and $27,336, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $47,598, $45,881 and $12,394 under the terms of these agreements during 1997, 1996 and 1995, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner was formed to assist in the development of local advertising markets and the management and training of local sales staff. CAC billed the Partnership $27,936, $22,092 and $5,294 in 1997, 1996 and 1995, respectively, for these services.

In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 1997 were $22,247.

Due to General Partner and Affiliates

                                                   December 31,
                                              ----------------------
                                                1997          1996
                                              --------      --------
    Management fees                           $     --      $224,979
    Reimbursable operating costs                31,532        24,009
    Other amounts due to affiliates, net         2,669        16,490
                                              --------      --------
                                              $ 34,201      $265,478
                                              ========      ========

4. PROPERTY AND EQUIPMENT:

                                                    December 31,
                                           ------------------------------
                                               1997              1996
                                           ------------      ------------
    Land and buildings                     $    205,171      $    205,171
    Distribution plant                        9,593,328         9,353,279
    Other equipment                             517,130           496,022
    Construction in progress                    509,483            32,597
                                           ------------      ------------
                                             10,825,112        10,087,069
                                           ============      ============

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                                December 31,
                                           ----------------------
                                             1997          1996
                                           --------      --------
    Interest payable                       $203,535      $224,641
    Programmer license fees                 111,345       158,591
    Other                                   310,693       196,590
                                           --------      --------
                                           $625,573      $579,822
                                           ========      ========

6. TERM LOAN:

                                                                                           December 31,
                                                                                    --------------------------
                                                                                       1997           1996
                                                                                    -----------    -----------
Termloan, amended and restated on January 4, 1996, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 8.38% (weighted average). Graduated principal payments plus interest are due quarterly until
    maturity on December 31, 2001                                                   $10,925,000    $11,375,000
                                                                                    ===========    ===========

Beginning March 31, 1998, scheduled principal payments are required. Prior to this date, the outstanding balance cannot exceed specified levels (currently $10,925,000).

Annual maturities of notes payable after December 31, 1997 are as follows:

       1998                                $ 1,000,000
       1999                                  1,200,000
       2000                                  1,400,000
       2001                                  7,325,000
                                           -----------
                                           $10,925,000
                                           ===========

Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 5.00 to 1 and a Cash Flow to Debt Service Ratio of
1.25 to 1, a limitation on the maximum amount of capital expenditures of $726,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 1997, the Partnership had exceeded its capital expenditure limitation and was out of compliance on its Funded Debt to Cash Flow Ratio, however an appropriate waiver has been obtained from the Partnership's creditor.

The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates. At December 31, 1997, the Partnership had outstanding an interest rate swap agreement with its bank, having a notional principal amount of $10,600,000. This agreement effectively changes the Partnership's interest rate exposure to a fixed rate of 5.36%, plus an applicable margin based on certain financial covenants (the margin at December 31, 1997 was 3.00%). The maturity date of the swap is January 11, 1998.

At December 31, 1997, the counterparty would have been required to pay the Partnership approximately $1,245 to settle this agreement based on fair value estimates received from financial institutions.

On January 12, 1998 the Partnership entered into an interest rate swap agreement, notional amount of $8,100,000, to reduce the impact of changes in interest rates. This agreement effectively changes the Partnership's interest rate exposure to a fixed rate of 5.74% plus an applicable margin based on certain financial covenants (the margin at February 13, 1998, was 3.0%). The maturity date of the swap is December 31, 2000.

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

Taxable (loss) income to the limited partners was approximately $(959,672), $(1,370,756) and $2,335,000 in 1997, 1996 and 1995, respectively, and is different from that reported in the statements of operations due to the difference in depreciation expense allowed for tax purposes and the amount recognized under generally accepted accounting principles. There were no other significant differences between taxable loss and the net (loss) income reported in the statements of operations.

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

8. COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $118,129, $117,515 and $80,138 in 1997, 1996 and 1995, respectively. Minimum lease payments through the end of the lease terms are as follows:

   1998                                          $ 3,300
   1999                                            3,300
   2000                                            3,300
   2001                                            3,300
   2002                                            3,300
   Thereafter                                     42,800
                                                 -------
                                                 $59,300
                                                 =======

Self-Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership's losses exceed the fund's balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The resulting reduction in cash flow caused by interrupted service, together with the capital cost of replacing such equipment and physical plant, could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the Statements of Operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 1997, the Partnership made payments of $7,346 to the fund. As of December 31, 1997, the fund had a balance of $129,700.

Effects of Regulation

On February 8, 1996, the Telecommunications Act of 1996 (the 1996 Act) was enacted. This act dramatically changed federal telecommunications laws and the future competitiveness of the industry. Many of the changes called for by the 1996 Act will not take effect until the Federal Communications Commission (FCC) issues new regulations which, in some cases, may not be completed for a few years. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time. A summary of the provisions affecting the cable television industry, more specifically those affecting the Partnership's operations, follows.

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