Form 10-Q
period 1998-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1998-05-13
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

        For the period ended MARCH 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to __________________

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


                                 (206) 623-1351
              (Registrant's telephone number, including area code)


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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)



                                                        March 31,          December 31,
                                                          1998                 1997
                                                      ------------         ------------
                                     ASSETS

Cash                                                  $    676,103         $    463,021
Accounts receivable                                         85,920              101,772
Prepaid expenses                                            75,341               62,453
Property and equipment, net of accumulated
  depreciation of $3,816,903 and $3,552,644,
  respectively                                           7,082,672            7,272,468
Intangible assets, net of accumulated
  amortization of $2,334,910 and $2,182,025,
  respectively                                           5,773,983            5,926,868

                                                      ------------         ------------
Total assets                                          $ 13,694,019         $ 13,826,582
                                                      ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                 $    720,267         $    625,573
Due to managing general partner and affiliates              57,533               34,201
Converter deposits                                          11,540               12,200
Subscriber prepayments                                      83,234              157,636
Notes payable                                           10,925,000           10,925,000

                                                      ------------         ------------
                  Total liabilities                     11,797,574           11,754,610
                                                      ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                  1,000                1,000
   Accumulated deficit                                     (62,253)             (60,498)

                                                      ------------         ------------
                                                           (61,253)             (59,498)
                                                      ------------         ------------

 Limited Partners:
   Contributed capital, net                              8,120,820            8,120,820
   Accumulated deficit                                  (6,163,122)          (5,989,350)

                                                      ------------         ------------
                                                         1,957,698            2,131,470
                                                      ------------         ------------


                  Total partners' equity                 1,896,445            2,071,972
                                                      ------------         ------------


Total liabilities and partners' equity                $ 13,694,019         $ 13,826,582
                                                      ============         ============



     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                                     For the three months ended March 31,
                                                     ------------------------------------
                                                          1998                  1997
                                                     -------------         --------------
Service revenues                                       $ 1,208,934         $ 1,140,939

Expenses:
  Operating                                                118,181             121,064
  General and administrative (including
     $161,231 and $141,530 to affiliates
     in 1998 and 1997, respectively)                       263,936             259,024
  Programming                                              305,198             265,864
  Depreciation and amortization                            417,143             416,884

                                                       -----------         -----------
                                                         1,104,458           1,062,836
                                                       -----------         -----------

Income from operations                                     104,476              78,103

Other income (expense):
   Interest expense                                       (231,358)           (252,228)
   Interest income                                             617                  --
   Gain (loss) on disposal of assets                       (49,263)                 --

                                                       -----------         -----------
                                                          (280,004)           (252,228)
                                                       -----------         -----------


Net income (loss)                                      $  (175,528)           (174,125)
                                                       ===========         ===========


Allocation of net income (loss):

   General Partners                                    $    (1,755)        $    (1,741)
                                                       ===========         ===========


   Limited Partners                                    $  (173,773)        $  (172,384)
                                                       ===========         ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                  $        (9)        $        (9)
                                                       ===========         ===========


Net income (loss) per $1,000 investment                $       (18)        $       (18)
                                                       ===========         ===========



     The accompanying note to unaudited financial statements is an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)



                                                       For the three months ended March 31,
                                                       ------------------------------------

                                                           1998                    1997
                                                       -------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $(175,528)        $(174,125)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                             417,143           416,884
   (Gain) loss on sale of assets                              49,263                --
   (Increase) decrease in operating assets:
     Accounts receivable                                      15,852            18,318
     Prepaid expenses                                        (12,888)           18,636
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    94,695          (105,808)
     Due to managing general partner and affiliates           23,332            45,553
     Converter deposits                                         (660)           (1,530)
     Subscriber prepayments                                  (74,402)          (17,203)

                                                           ---------         ---------
Net cash from operating activities                           336,807           200,725
                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                     (123,725)          (50,994)
Purchase of cable television systems                              --                --

                                                           ---------         ---------
Net cash from (used in) investing activities                (123,725)          (50,994)
                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                --                --
Principal payments on borrowings                                  --          (350,000)
Loan fees and other costs incurred                                --                --

                                                           ---------         ---------
Net cash from (used in) financing activities                      --          (350,000)
                                                           ---------         ---------

INCREASE IN CASH                                             213,082          (200,269)

CASH, beginning of period                                    463,021           844,700


                                                           ---------         ---------
CASH, end of period                                        $ 676,103         $ 644,431
                                                           =========         =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $ 226,693         $ 267,108
                                                           =========         =========



     The accompanying note to unaudited financial statements is an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTE TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1998 and December 31, 1997, its Statements of Operations for the three months ended March 31, 1998 and 1997, and its Statements of Cash Flows for the three months ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,208,934 for the three months ended March 31, 1998, representing an increase of approximately 6% as compared to the same period in 1997. Of these revenues, $910,886 (75%) was derived from basic service charges, $110,884 (9%) from premium services, $38,173 (3%) from tier services, 32,510 (3%) from installation charges, $11,505 (1%) from service maintenance contracts and $104,974 (9%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1997.

As of March 31, 1998, the Partnership's systems served approximately 12,400 basic subscribers, 5,400 premium subscribers and 1,900 tier subscribers.

Operating expenses totaled $118,181 for the three months ended March 31, 1998, representing a decrease of approximately 2% from the same period in 1997. This decrease is mainly attributable to lower system maintenance and drop materials expense, offset by higher vehicle operating expenses and increased operating salaries.

General and administrative expenses totaled $263,936 for the three months ended March 31, 1998, representing an increase of 2% as compared to the same period in 1997. Copyright fees increased due to a fiber interconnect project in Alabama and revenue based expenses such as management fees increased.

Programming expenses totaled $305,198 for the three months ended March 31, 1998, representing an increase of approximately 15% over the same period in 1997. This is mainly due to higher costs charged by various program suppliers.

Depreciation and amortization expense for the three months ended March 31, 1998 remained approximately the same as the first quarter in 1997.

Interest expense for the three months ended March 31, 1998 decreased approximately 8% as compared to the same period in 1997. The average bank debt outstanding decreased from $11,375,000 during the first quarter of 1997 to $10,925,000 during the first quarter of 1998. The Partnership's effective interest rate decreased from 8.87% during the first quarter of 1997 to 8.47% during the first quarter of 1998.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Effective March 30, 1998 the Partnership and its lender amended certain terms of its loan agreement including an extension of maturity to December 31, 2002, revisions to principal amortization and modification of certain financial covenants. The amended covenants require the maintenance of certain ratios including a funded debt to annualized cash flow ratio of 6.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At March 31, 1998, the Partnership was in compliance with its required financial covenants as amended.

As of the date of this filing, the balance under the credit facility is $10,925,000. Certain fixed rate agreements in place as of December 31, 1997 expired during the first quarter of 1998, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $8,100,000 fixed at 8.24% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,300,000 fixed at 8.2188%, expiring July 12, 1998 and $300,000 fixed at
8.1875%, expiring June 30, 1998. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1998, the Partnership incurred approximately $120,000 in capital expenditures including cable line extensions in the LaConner, WA system; a tap audit and fiber interconnect in the Aliceville, AL system; and cable line extensions in the Swainsboro, GA system. Planned expenditures for the balance of 1998 include an ongoing system upgrade to 400 MHz in the LaConner, Wa system and a vehicle replacement and initial phases of a system upgrade to 450 MHz in the Aliceville, AL area.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                           Managing General Partner



Dated: May 13, 1998          BY: /s/ RICHARD I. CLARK
       --------------            --------------------------------
                                 Richard I. Clark
                                 (Vice President/Treasurer)



Dated: May 13, 1998          BY: /s/ GARY S. JONES
       --------------            --------------------------------
                                 Gary S. Jones
                                 (Vice President)