Form 10-Q
period 1998-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1998-08-06
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934 For the period ended JUNE 30, 1998

                                              or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from to

                        Commission File Number: 0-18307


              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

               (Exact Name of Registrant as Specified in Charter)


        Washington                                     91-1423516
     ----------------------------------------------------------------------
  (State of Organization)                  (I.R.S. Employer Identification No.)

            1201 Third Avenue, Suite 3600, Seattle, Washington      98101
     ----------------------------------------------------------------------

           (Address of Principal                                  (Zip Code)
            Executive Offices)

                                 (206) 623-1351
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP BALANCE SHEETS-(Unaudited) (Prepared by the Managing General Partner)


                                                                 June 30,        December 31,
                                                                   1998               1997
                                                               ------------      ------------
                                       ASSETS

Cash                                                           $    696,979      $    463,021
Accounts receivable                                                  98,146           101,772
Prepaid expenses                                                     47,447            62,453
Property and equipment, net of accumulated
  depreciation of $4,087,014 and $3,552,644,
  respectively                                                    6,943,926         7,272,468
Intangible assets, net of accumulated
  amortization of $2,484,556 and $2,182,025,
  respectively                                                    5,707,745         5,926,868

                                                               ------------      ------------
Total assets                                                   $ 13,494,243      $ 13,826,582
                                                               ============      ============


                          LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                          $    755,345      $    625,573
Due to managing general partner and affiliates                       77,028            34,201
Converter deposits                                                   10,960            12,200
Subscriber prepayments                                               76,527           157,636
Notes payable                                                    10,825,000        10,925,000

                                                               ------------      ------------
                  Total liabilities                              11,744,860        11,754,610
                                                               ------------      ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                           1,000             1,000
   Accumulated deficit                                              (63,724)          (60,498)

                                                               ------------      ------------
                                                                    (62,724)          (59,498)
                                                               ------------      ------------

 Limited Partners:
   Contributed capital, net                                       8,120,820         8,120,820
   Accumulated deficit                                           (6,308,713)       (5,989,350)

                                                               ------------      ------------
                                                                  1,812,107         2,131,470
                                                               ------------      ------------


                  Total partners' equity                          1,749,383         2,071,972
                                                               ------------      ------------


Total liabilities and partners' equity                         $ 13,494,243      $ 13,826,582
                                                               ============      ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                                  For the six months ended
                                                           June 30,
                                                 -------------------------------

                                                       1998               1997
                                                    -----------      -----------

Service revenues                                    $ 2,408,269      $ 2,310,763

Expenses:
  Operating                                             235,904          240,203
  General and administrative (including
     $313,279 and $305,750 to affiliates
     in 1998 and 1997, respectively)                    554,235          527,908
  Programming                                           592,085          544,771
  Depreciation and amortization                         836,900          833,051

                                                    -----------      -----------
                                                      2,219,124        2,145,933
                                                    -----------      -----------

Income from operations                                  189,145          164,830

Other income (expense):
   Interest expense                                    (464,970)        (490,344)
   Interest income                                        2,499            5,480
   Loss on disposal of assets                           (49,263)              --

                                                    -----------      -----------
                                                       (511,734)        (484,864)
                                                    -----------      -----------


Net income (loss)                                   $  (322,589)     $  (320,034)
                                                    ===========      ===========


Allocation of net income (loss):

   General Partners                                 $    (3,226)     $    (3,200)
                                                    ===========      ===========


   Limited Partners                                 $  (319,363)     $  (316,834)
                                                    ===========      ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)               $       (17)     $       (17)
                                                    ===========      ===========


Net income (loss) per $1,000 investment             $       (34)     $       (33)
                                                    ===========      ===========






The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)



                                                  For the three months ended
                                                           June 30,
                                                 -------------------------------

                                                       1998              1997
                                                    -----------      -----------

Service revenues                                    $ 1,199,337      $ 1,169,824

Expenses:
  Operating                                             117,723          119,138
  General and administrative (including
     $152,048 and $164,220 to affiliates
     in 1998 and 1997, respectively)                    290,299          268,884
  Programming                                           286,887          278,907
  Depreciation and amortization                         419,757          416,167

                                                    -----------      -----------
                                                      1,114,666        1,083,096
                                                    -----------      -----------

Income from operations                                   84,671           86,728

Other income (expense):
   Interest expense                                    (233,613)        (238,117)
   Interest income                                        1,882            5,480
   Gain (loss) on disposal of assets                         --               --

                                                    -----------      -----------
                                                       (231,731)        (232,637)
                                                    -----------      -----------


Net income (loss)                                   $  (147,060)        (145,909)
                                                    ===========      ===========


Allocation of net income (loss):

   General Partners                                 $    (1,471)     $    (1,459)
                                                    ===========      ===========


   Limited Partners                                 $  (145,589)     $  (144,450)
                                                    ===========      ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)               $        (8)     $        (8)
                                                    ===========      ===========


Net income (loss) per $1,000 investment             $       (16)     $       (16)
                                                    ===========      ===========






The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                     For the six months ended
                                                            June 30,
                                                   -----------------------------
                                                           1998           1997
                                                        ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $(322,589)     $(320,034)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                          836,900        833,051
   Gain on sale of assets                                  49,263             --
   (Increase) decrease in operating assets:
     Accounts receivable                                    3,626         11,437
     Prepaid expenses                                      15,006         26,812
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                129,772        (63,040)
     Due to managing general partner and affiliates        42,827       (232,429)
     Converter deposits                                    (1,240)        (2,350)
     Subscriber prepayments                               (81,109)       (20,297)

                                                        ---------      ---------
Net cash from operating activities                        672,456        233,150
                                                        ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                  (255,090)      (159,923)
Proceeds from sale of cable television system                  --             --

                                                        ---------      ---------
Net cash from (used in) investing activities             (255,090)      (159,923)
                                                        ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                         (100,000)      (350,000)
Loan fees and other costs incurred                        (83,408)            --

                                                        ---------      ---------
Net cash used in financing activities                    (183,408)      (350,000)
                                                        ---------      ---------

INCREASE IN CASH                                          233,958       (276,773)

CASH, beginning of period                                 463,021        844,700


                                                        ---------      ---------
CASH, end of period                                     $ 696,979      $ 567,927
                                                        =========      =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest             $ 438,496      $ 492,356
                                                        =========      =========


The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 1998 and December 31, 1997, its Statements of Operations for the six and three months months ended June 30, 1998 and 1997, and its Statements of Cash Flows for the six months ended June 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

(2) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

    We have not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,199,337 for the three months ended June 30, 1998, representing an increase of approximately 3% as compared to the same period in 1997. Of these revenues, $919,176 (77%) was derived from basic service charges, $110,546 (9%) from premium services, $41,825 (3%) from tier services, 28,483 (3%) from installation charges, $11,934 (1%) from service maintenance contracts and $87,373 (7%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1997.

As of June 30, 1998, the Partnership's systems served approximately 12,400 basic subscribers, 5,300 premium subscribers and 2,000 tier subscribers.

Operating expenses totaled $117,723 for the three months ended June 30, 1998, representing a decrease of approximately 1% from the same period in 1997. This decrease is mainly attributable to lower system maintenance, drop materials expense and pole rental expense, offset by higher vehicle operating expenses and increased operating salaries.

General and administrative expenses totaled $290,299 for the three months ended June 30, 1998, representing an increase of 8% as compared to the same period in 1997. Copyright fees increased due to a fiber interconnect project in Alabama. Revenue based expenses such as management fees also increased, as well as telephone and utilities expense.

Programming expenses totaled $286,887 for the three months ended June 30, 1998, representing an increase of approximately 3% over the same period in 1997. This is mainly due to higher costs charged by various program suppliers.

Depreciation and amortization expense for the three months ended June 30, 1998 increased approximately 1% over the same period in 1997. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired during the last year offset by assets becoming fully depreciated.

Interest expense for the three months ended June 30, 1998 decreased approximately 2% as compared to the same period in 1997. The average bank debt outstanding decreased from $11,025,000 during the second quarter of 1997 to $10,925,000 during the second quarter of 1998. The Partnership's effective interest rate decreased from 8.64% during the second quarter of 1997 to 8.55% during the second quarter of 1998.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 6.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At June 30, 1998, the Partnership was in compliance with its required financial covenants as amended.

As of the date of this filing, the balance under the credit facility is $10,825,000. Certain fixed rate agreements in place as of March 31, 1998 expired during the second quarter of 1998, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $8,100,000 fixed at 8.24% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,300,000 fixed at 8.25%, expiring January 12, 1999 and $300,000 fixed at 8.1875%, expiring September 30, 1998. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1998, the Partnership incurred approximately $130,000 in capital expenditures including cable line extensions in the LaConner, WA system; a vehicle purchase and fiber interconnect in the Aliceville, AL system; and cable line extensions in the Swainsboro, GA system. Planned expenditures for the balance of 1998 include an ongoing system upgrade to 400 MHz in the LaConner, WA system and the initial planning phases of a system upgrade to 450 MHz in the Aliceville, AL area.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
       None

ITEM 2 Changes in securities
       None

ITEM 3 Defaults upon senior securities
       None

ITEM 4 Submission of matters to a vote of security holders
       None

ITEM 5 Other information
       None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1998.

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

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                           Managing General Partner



Dated:
      ----------------  BY:  /s/ RICHARD I. CLARK
                                 Richard I. Clark
                                 (Vice President/Treasurer)



Dated:
      ----------------- BY:  /s/ GARY S. JONES
                                 Gary S. Jones
                                 (Vice President)

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

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                            Managing General Partner



Dated:
      -------------------- BY: /s/RICHARD I. CLARK
                               Richard I. Clark
                               (Vice President/Treasurer)



Dated:
      -------------------- BY: /s/ GARY S. JONES
                               Gary S. Jones
                               (Vice President)