Form 10-Q
period 1998-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1998-11-10
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from        to

Commission File Number:             0-18307


              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
              ----------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


Washington                                  91-1423516
----------                                  ----------
(State of Organization)                     (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington              98101
--------------------------------------------------              -----
(Address of Principal Executive Offices)                        (Zip Code)

                                 (206) 623-1351
                                 --------------
              (Registrant's telephone number, including area code)


                         N/A
----------------------------
(Former name, former address and former fiscal year, if changed since last report)


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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)




                                                                  September 30,          December 31,
                                                                      1998                  1997
                                                                  ------------           ------------
                                     ASSETS
Cash                                                              $    764,674           $    463,021
Accounts receivable                                                     92,269                101,772
Prepaid expenses                                                        29,955                 62,453
Property and equipment, net of accumulated
  depreciation of $4,360,202 and $3,552,644,
  respectively                                                       6,735,943              7,272,468
Intangible assets, net of accumulated
  amortization of $2,629,269 and $2,182,025,
  respectively                                                       5,563,032              5,926,868

                                                                  ------------           ------------
Total assets                                                      $ 13,185,873           $ 13,826,582
                                                                  ============           ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                             $    620,751           $    625,573
Due to managing general partner and affiliates                          42,275                 34,201
Converter deposits                                                      10,370                 12,200
Subscriber prepayments                                                 170,504                157,636
Notes payable                                                       10,725,000             10,925,000

                                                                  ------------           ------------
                  Total liabilities                                 11,568,900             11,754,610
                                                                  ------------           ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                              1,000                  1,000
   Accumulated deficit                                                 (65,048)               (60,498)

                                                                  ------------           ------------
                                                                       (64,048)               (59,498)
                                                                  ------------           ------------

 Limited Partners:
   Contributed capital, net                                          8,120,820              8,120,820
   Accumulated deficit                                              (6,439,799)            (5,989,350)

                                                                  ------------           ------------
                                                                     1,681,021              2,131,470
                                                                  ------------           ------------


                  Total partners' equity                             1,616,973              2,071,972
                                                                  ------------           ------------


Total liabilities and partners' equity                            $ 13,185,873           $ 13,826,582
                                                                  ============           ============


The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                        For the nine months ended September 30,
                                                        ---------------------------------------
                                                             1998                 1997
                                                         -----------           -----------
Service revenues                                         $ 3,635,599           $ 3,488,191

Expenses:
  Operating                                                  366,058               366,972
  General and administrative (including
     $471,612 and $452,409 to affiliates
     in 1998 and 1997, respectively)                         835,213               822,648
  Programming                                                893,124               824,585
  Depreciation and amortization                            1,254,801             1,252,222

                                                         -----------           -----------
                                                           3,349,196             3,266,427
                                                         -----------           -----------

Income from operations                                       286,403               221,764

Other income (expense):
   Interest expense                                         (693,834)             (726,379)
   Interest income                                             2,499                 5,481
   Loss on disposal of assets                                (50,067)                   --

                                                         -----------           -----------
                                                            (741,402)             (720,898)
                                                         -----------           -----------


Net income (loss)                                        $  (454,999)          $  (499,134)
                                                         ===========           ===========


Allocation of net income (loss):

   General Partners                                      $    (4,550)          $    (4,991)
                                                         ===========           ===========


   Limited Partners                                      $  (450,449)          $  (494,143)
                                                         ===========           ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                    $       (24)          $       (26)
                                                         ===========           ===========


Net income (loss) per $1,000 investment                  $       (48)          $       (51)
                                                         ===========           ===========



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                      For the three months ended September 30,
                                                      ----------------------------------------
                                                            1998                  1997
                                                         -----------           -----------
Service revenues                                         $ 1,227,330           $ 1,177,428

Expenses:
  Operating                                                  130,154               126,769
  General and administrative (including
     $158,333 and $146,659 to affiliates
     in 1998 and 1997, respectively)                         280,978               294,740
  Programming                                                301,039               279,814
  Depreciation and amortization                              417,901               419,170

                                                         -----------           -----------
                                                           1,130,072             1,120,493
                                                         -----------           -----------

Income from operations                                        97,258                56,935

Other income (expense):
   Interest expense                                         (228,864)             (236,035)
   Interest income                                                --                    --
   Gain (loss) on disposal of assets                            (804)                   --

                                                         -----------           -----------
                                                            (229,668)             (236,035)
                                                         -----------           -----------


Net income (loss)                                        $  (132,410)             (179,100)
                                                         ===========           ===========


Allocation of net income (loss):

   General Partners                                      $    (1,324)          $    (1,791)
                                                         ===========           ===========


   Limited Partners                                      $  (131,086)          $  (177,309)
                                                         ===========           ===========


Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                    $        (7)          $        (9)
                                                         ===========           ===========


Net income (loss) per $1,000 investment                  $       (14)          $       (18)
                                                         ===========           ===========



The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                          For the nine months ended September 30,
                                                          ---------------------------------------
                                                                1998                  1997
                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $  (454,999)          $  (499,134)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                               1,254,801             1,252,222
   Loss on sale of assets                                         50,067                    --
   (Increase) decrease in operating assets:
     Accounts receivable                                           9,503               (15,230)
     Prepaid expenses                                             32,498               (26,196)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                        (4,822)              (58,592)
     Due to managing general partner and affiliates                8,074              (220,133)
     Converter deposits                                           (1,830)               (3,700)
     Subscriber prepayments                                       12,868               (30,556)

                                                             -----------           -----------
Net cash from operating activities                               906,160               398,681
                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                         (321,099)             (543,551)
Proceeds from sale of cable television system                         --                    --

                                                             -----------           -----------
Net cash from (used in) investing activities                    (321,099)             (543,551)
                                                             -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                    --
Principal payments on borrowings                                (200,000)             (350,000)
Loan fees and other costs incurred                               (83,408)

                                                             -----------           -----------
Net cash used in financing activities                           (283,408)             (350,000)
                                                             -----------           -----------

INCREASE IN CASH                                                 301,653              (494,870)

CASH, beginning of period                                        463,021               844,700


                                                             -----------           -----------
CASH, end of period                                          $   764,674           $   349,830
                                                             ===========           ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                  $   664,861           $   751,817
                                                             ===========           ===========



The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 1998 and December 31, 1997, its Statements of Operations for the nine and three months months ended September 30, 1998 and 1997, and its Statements of Cash Flows for the nine months ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,227,330 for the three months ended September 30, 1998, representing an increase of approximately 4% as compared to the same period in 1997. Of these revenues, $930,669 (76%) was derived from basic service charges, $110,957 (9%) from premium services, $44,093 (4%) from tier services, 26,556 (2%) from installation charges, $11,856 (1%) from service maintenance contracts and $103,199 (8%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1998 and a 19% increase in the number of tier subscribers served.

As of September 30, 1998, the Partnership's systems served approximately 12,200 basic subscribers, 5,100 premium subscribers and 2,000 tier subscribers.

Operating expenses totaled $130,154 for the three months ended September 30, 1998, representing an increase of approximately 3% from the same period in 1997. This increase is mainly attributable to increased operating salaries and higher system maintenance and drop materials expense, offset by lower pole rental expense.

General and administrative expenses totaled $280,978 for the three months ended September 30, 1998, representing a decrease of 5% as compared to the same period in 1997. This is mainly attributable to lower administrative salaries and lower copyright fees being offset by higher revenue based expenses such as management fees, as well as higher telephone expense.

Programming expenses totaled $301,039 for the three months ended September 30, 1998, representing an increase of approximately 8% over the same period in 1997. This is mainly due to higher costs charged by various program suppliers and an increase in the number of tier subscribers served.

Depreciation and amortization expense for the three months ended September 30, 1998 remained consistent with the same period in 1997. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired during the last year offset by assets becoming fully depreciated.

Interest expense for the three months ended September 30, 1998 decreased approximately 3% as compared to the same period in 1997. The average bank debt outstanding decreased from $11,025,000 during the third quarter of 1997 to $10,825,000 during the third quarter of 1998. The Partnership's effective interest rate decreased from 8.56% during the third quarter of 1997 to 8.46% during the third quarter of 1998.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 6.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At September 30, 1998, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $10,725,000. Certain fixed rate agreements in place as of June 30, 1998 expired during the third quarter of 1998, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,800,000 fixed at 8.24% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,500,000 fixed at 8.25%, expiring January 13, 1999 and $400,000 fixed at 7.8125%, expiring December 31, 1998. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1998, the Partnership incurred approximately $70,000 in capital expenditures including cable line extensions and a new printer in the LaConner, WA system; cable line extensions in the Aliceville, AL system; and system mapping, a channel addition and a billing software upgrade in the Swainsboro, GA system. Planned expenditures for the balance of 1998 include an ongoing system upgrade to 400 MHz in the LaConner, WA system and the initial planning phases of a system upgrade to 450 MHz in the Aliceville, AL area, and the initial phases of installing a fiber optic backbone for the future upgrade of the Swainsboro, GA system to 450 MHz.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

         27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                       BY: Northland Communications Corporation,
                           Managing General Partner



Dated:                 BY: /s/ RICHARD I. CLARK
      ---------------     --------------------------
                           Richard I. Clark
                           (Vice President/Treasurer)



Dated:                 BY: /s/ GARY S. JONES
      ---------------     --------------------------
                           Gary S. Jones
                           (Vice President)