Form 10-K
period 1998-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1999-03-31
CIK 843368

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

                   For the fiscal year ended DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

               For the transition period from _______ to ________

                         Commission file number 0-18307

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               STATE OF WASHINGTON                          91-1423516
          -------------------------------               -------------------
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)

        3600 WASHINGTON MUTUAL TOWER
   1201 THIRD AVENUE, SEATTLE, WASHINGTON                     98101
  ----------------------------------------              -------------------
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

                                 Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
                      -------------------------------------
                      (Partially Incorporated into Part IV)

   (1) Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

   (2) Form 10-K Annual Reports for fiscal years ended December 31, 1989, December 31, 1990, December 31, 1992 and December 31, 1994, respectively.

   (3) Form 10-Q Quarterly Report for period ended June 30, 1989 and March 31, 1995.

   (4) Form 8-K dated November 11, 1994.

   (5) Form 8-K date January 5, 1996.

This filing contains _______ pages. Exhibits Index appears on page ______.

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

                                     PART I

ITEM 1. BUSINESS

   Northland Cable Properties Eight Limited Partnership (the "Partnership") is a Washington limited partnership consisting of one general partner and approximately 975 limited partners as of December 31, 1998. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner").

   Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by 4 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the sole member and manager of Northland Cable Ventures, LLC. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries, direct and indirect, of NTC include:

NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

   NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming.

NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the development and production of computer software used in billing and financial recordkeeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.

   CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

NORTHLAND MEDIA, INC. - formed in April 1995 as a holding company. Sole shareholder of the following two entities:

   STATESBORO MEDIA, INC. - formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

   CORSICANA MEDIA, INC. - purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

   The Partnership was formed on September 21, 1988 and began operations in 1989 with the acquisition of a cable television system serving various communities and contiguous areas surrounding the Santiam Valley, Oregon (the "Santiam System"). In May 1989, the Partnership acquired the cable television systems serving the communities and surrounding areas of LaConner, Washington (the "LaConner System") and the cable television systems serving the community of and contiguous areas surrounding Elko County and Carlin, Nevada (the "Elko System"). In April 1991, the Partnership sold the systems located in Elko County and Carlin, Nevada. In November 1994, the Partnership purchased a cable television system serving Aliceville, Alabama and several surrounding communities (the "Aliceville System"). In June 1995, the Partnership sold the Santiam System. In January 1996, the Partnership purchased a cable television system serving Swainsboro, Georgia (the "Swainsboro System"). As of December 31, 1998, the total number of basic subscribers served by the Systems was 12,158, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 81%. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

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

   The Partnership serves the communities and surrounding areas of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The following is a description of these areas:

   LaConner, WA: The LaConner system serves communities within three counties in northwestern Washington along Puget Sound. LaConner was predominately a fishing and farming community when founded in the late 1800's and temporarily became a major trading port. Today, LaConner has become a popular tourist area, with surrounding landscapes of pastoral farms and tulip fields. Its main street, featuring wooden decks and courtyards, runs along the Swinomish slough. The Swinomish Indian Reservation is located on the outskirts of LaConner. Certain information regarding the LaConner, WA System as of December 31, 1998 is as follows:

Basic Subscribers                 2,135
Tier Subscribers                  1,165
Premium Subscribers                 511
Estimated Homes Passed            2,745

   Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport, Kennedy, Eutaw and Marion. Certain information regarding the Aliceville, AL system as of December 31, 1998 is as follows:

Basic Subscribers                   6,877
Premium Subscribers                 2,583
Estimated Homes Passed              8,420

   Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, as well as the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 1998 is as follows:

Basic Subscribers                   3,146
Tier Subscribers                      749
Premium Subscribers                 1,894
Estimated Homes Passed              3,900

   The Partnership had 18 employees as of December 31, 1998. Management of these systems is handled through offices located in the towns of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

COMPETITION

   Cable Television systems currently experience competition from several sources.

BROADCAST TELEVISION

      Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

OVERBUILDS

      Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

      Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business (for a more extensive discussion of The Act, see Regulation and Legislation). Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Partnership cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Partnership's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DBS

      High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and recently announced mergers should strengthen the surviving companies. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers popular local broadcast programming. At least one DBS provider, however, is now attempting to do so, and the FCC and Congress are considering proposals that would enhance the ability of DBS companies to provide popular broadcast programming, including broadcast network programming. In addition to emerging high-powered DBS competition, cable television systems face competition from several low-powered providers, whose service requires use of much larger home satellite dishes. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the availability of equipment at reasonable prices and the relative attractiveness of the programming options offered by the cable television industry and DBS competitors.

PRIVATE CABLE

      Additional competition is provided by private cable television systems, known as Satellite Master Antenna Television ("SMATV"), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable requirements, that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

MMDS

      Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration.

      Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, internet data delivery and internet video delivery.

REGULATION AND LEGISLATION

      The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 ("1996 Telecom Act") alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

      The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations, and there have been recent calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

CABLE RATE REGULATION

      The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as essentially requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

      Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable - the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

      The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

      Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

SMALL OPERATORS

      The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. If requisite eligibility criteria are satisfied, a cable operator may be allowed to rely on a vastly simplified cost-of-service rate justification and/or may be allowed to avoid regulation of CPST rates entirely. Under FCC regulations, cable systems serving 15,000 or fewer subscribers, which are owned by or affiliated with a cable company serving in the aggregate no more than 400,000 subscribers, can submit a simplified cost-of-service filing under which the regulated rate (including equipment charges) will be presumed reasonable if it equates to no more than $1.24 per channel. Eligibility for this relief continues if the small cable system is subsequently acquired by a larger cable operator, but is lost when and if the individual system serves in excess of 15,000 subscribers. The 1996 Telecom Act immediately deregulated the CPST rates of cable systems serving communities with fewer than 50,000 subscribers, which are owned by or affiliated with entities serving, in the aggregate, no more than one percent of the nation's cable customers (approximately 617,000) and having no more than $250 million in annual revenues. The Partnership's systems currently qualify for such regulatory relief.

      The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry, however, have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation, including limits on operators passing through to their customers increased programming costs and bundling together multiple programming services. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition", and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

      The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

      Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order, but that decision was reversed by the U.S. Supreme court in January 1999.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

      The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

      Under the 1996 Telecom Act, an LEC (electric utility or other entity) providing video programming to subscribers through wired facilities will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals recently reversed certain of the FCC's OVS rules, including the FCC's preemption of local franchising.

      Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption". The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

      The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

ADDITIONAL OWNERSHIP RESTRICTIONS

      The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. The FCC permits cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

MUST CARRY/RETRANSMISSION CONSENT

      The 1992 Cable Act contains broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between (a)requiring a cable system to carry the station ("must carry") or
(b)negotiating for payments of granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry", and more popular stations typically elect "retransmission consent". Must carry requests can dilute the appeal of a cable system's programming offerings and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasters in their entirety. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

ACCESS CHANNELS

      LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited to date.

ACCESS TO PROGRAMMING

      To spur development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements. In addition, some cable critics have argued that vertically integrated, non-satellite programming (such as certain regional sports networks) which is now exempt from the ban on exclusive programming, should be subjected to this prohibition.

INSIDE WIRING

     The FCC determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for an MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent operators. In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas, including satellite dishes, on rental property within the exclusive use of a tenant (such as balconies and patios).

OTHER FCC REGULATIONS

      In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements and closed captioning), registration of frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility and Emergency Alert Systems. The FCC recently stated that cable customers must be allowed to purchase cable converters from third party vendors, and established a multi-year phase-in during which signal security functions (which remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). Details regarding this phase-in are still under FCC review. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

      Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material contained in television broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

STATE AND LOCAL REGULATION

      Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

      The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming that must be carried on the system other than identifying broad categories of programming.

      Federal law contains renewal procedures designed to protect incumbent franchises against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

INTERNET SERVICE

Although there is no significant federal regulation of cable system delivery of Internet services at the current time and the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access provisions to gain the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals.

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

   The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership's operations and potential appreciation of its Systems. There can be no assurance that the final form of regulation will not have a material adverse impact on Partnership operations.

ITEM 2. PROPERTIES

   The Partnership's cable television systems are located in and around LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 15,000 homes as of December 31, 1998. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

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

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) There is no established public trading market for the Partnership's units of limited partnership interest.

   (b) The approximate number of equity holders as of December 31, 1998, is as follows:

Limited         975
Partners:
General           1
Partners:

   (c) During 1998, 1997, 1996 and 1995, the Partnership made no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------------------------------------
                                 1998              1997              1996             1995              1994
                             -----------       -----------       -----------       -----------       -----------
SUMMARY OF OPERATIONS:
Revenue ...............      $ 4,876,464       $ 4,665,100       $ 4,499,588       $ 3,529,252       $ 2,030,906
Operating income (loss)          310,189           304,133           374,200            46,771          (307,224)
Gain (loss) on sale of
  assets ..............                0                 0                 0           (11,627)          (23,378)

Gain on sale of system                 0                 0                 0         3,391,978                 0
Net income (loss) .....         (634,150)         (682,930)         (705,502)        2,669,199          (705,411)
Net income (loss) per
  limited partner unit
  (weighted average) ..              (33)              (35)              (37)              138               (36)
Cumulative tax losses
  per limited partner
  unit ................             (520)             (520)             (470)             (398)             (520)

                                                                   DECEMBER 31,
                              -----------------------------------------------------------------------------------
                                 1998               1997              1996               1995             1994
                              ----------        -----------       -----------        ----------       -----------
BALANCE SHEET DATA:

Total assets ...........      $13,197,193       $13,826,582       $15,093,913        $9,682,978       $12,532,350
Notes payable ..........       10,625,000        10,925,000        11,375,000         5,618,000        11,209,977
Total liabilities ......       11,759,371        11,754,610        12,339,011         6,222,574        11,728,645
General partner's
  deficit ..............          (65,840)          (59,498)          (52,669)          (45,614)          (72,306)
Limited partner's
  capital ..............        1,503,662         2,131,470         2,807,571         3,506,018           876,011
Distribution per
  limited partner unit .                0                 0                 0                 0                 0
Cumulative distributions
  per limited partner
    unit ...............                0                 0                 0                 0                 0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 AND 1997

   Total revenue reached $4,876,464 for the year ended December 31, 1998, representing an increase of approximately 5% over 1997. This increase is primarily attributable to rate increases during 1998. Of the 1998 revenue, $3,687,185 (76%) is derived from subscriptions to basic services, $442,162 (9%) from subscriptions to premium services, $168,569 (3%) from subscriptions to tier services, $113,380 (2%) from installation charges, $47,444 (1%) from service maintenance revenue, and $417,724 (9%) from other sources.

   The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                      1998       1997      1996       1995       1994
                    -------    -------   -------    -------    -------
Basic Rate ..       $ 24.65    $ 23.65   $ 22.85    $ 20.75    $ 19.80
Tier Rate ...          7.40       7.20      6.20       4.60       3.50
HBO Rate ....         10.50      11.00      9.70      11.25      11.35
Cinemax Rate           8.00       8.00      7.80       9.00       9.10
Showtime Rate          7.00       6.00      9.30         --      10.45
Disney Rate .          8.60       8.50      8.20       9.00       9.40
Encore Rate .          1.50         --        --         --         --
Starz .......          7.00         --        --         --         --
Service
  Contract
    Rate ....          2.10       2.15      2.15       2.45       2.65


   Operating expenses totaled $513,323 for the year ended December 31, 1998, representing an increase of approximately 2% over 1997. Increases in salary and benefit costs contributed to the overall increase in operating expenses. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, Management expects operating expenses to increase in the future.

   General and administrative expenses totaled $1,130,734 for the year ended December 31, 1998, representing a decrease of approximately 1% from 1997. This decrease is due to reduced copyright fees, insurance, audit fees and utilities.

   Programming expenses totaled $1,220,395 for the year ended December 31, 1998, representing an increase of approximately 8% over 1997. This increase is due to increased costs charged by various program suppliers. As programming costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

   Depreciation and amortization expense increased from $1,577,434 in 1997 to $1,701,823 in 1998 (approximately 8%). This is primarily due to depreciation and amortization on plant, equipment and intangible assets placed into service during 1998.

   Interest expense decreased from $965,873 in 1997 to $908,651 in 1998 (approximately 6%). The Partnership's average bank debt balance decreased from approximately $11,150,000 in 1997 to $10,775,000 in 1998, due to principal payments made in 1998. In addition, the Partnership's effective interest rate decreased from 8.38% in 1997 to 8.22% in 1998.

   In 1998, the Partnership generated a net loss of $634,150. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 1998. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

1997 AND 1996

   Total revenue reached $4,665,100 for the year ended December 31, 1997, representing an increase of approximately 4% over 1996. This increase was primarily attributable to rate increases during 1997. Of the 1997 revenue, $3,528,474 (76%) is derived from subscriptions to basic services, $435,642 (9%) from subscriptions to premium services, $139,221 (3%) from subscriptions to tier services, $124,966 (3%) from installation charges, $36,843 (1%) from service maintenance revenue, and $399,954 (8%) from other sources.

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

   Depreciation and amortization expense increased from $1,542,789 in 1996 to $1,577,434 in 1997 (approximately 2%). This is primarily due to depreciation and amortization on plant, equipment and intangible assets acquired during 1997.

   Interest expense decreased from $1,048,491 in 1996 to $965,873 in 1997 (approximately 8%). The Partnership's average bank debt balance decreased from approximately $11,525,000 in 1996 to $11,150,000 in 1997, due to principal payments made in 1997. In addition, the Partnership's effective interest rate decreased from 8.87% in 1996 to 8.38% in 1997.

   In 1997, the Partnership generated a net loss of $682,930. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 1997. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

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

   On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Act") became law. The 1996 Act eliminates all rate regulation on CPST's of small cable systems, defined by the 1996 Act as systems serving fewer than 50,000 subscribers owned by operators serving fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers). All of the Partnership's cable systems qualify as small cable systems. Many of the changes called for by the 1996 Act will not take effect until the FCC issues new regulations, a process that could take from several months to a few years depending on the complexity of the required changes and the statutory time limits. Because of this, the full impact of the 1996 Act on the Partnership's operations cannot be determined at this time.

   As of the date of this filing, no local franchising authorities have elected to certify and no formal requests for rate justifications have been received from franchise authorities. Based on Management's analysis, the basic service tier rates charged by these systems are within the maximum rates allowed under FCC rate regulations.

LIQUIDITY AND CAPITAL RESOURCES

   During 1998, the Partnership's primary source of liquidity was cash flow from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1998, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and debt service. Management estimates for 1999 that cash generated from monthly subscriber billings is expected to be sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan as amended.

   As of the date of this filing, the Partnership's term loan balance was $10,565,182. Certain fixed rate agreements in effect as of September 30, 1998 expired during the fourth quarter of 1998, and the Partnership entered into new fixed rate agreements. Currently, the interest rates on the credit facility are as follows: $7,700,000 fixed at 8.24% under the terms of a swap agreement with the Partnership's lender, expiring December 31, 2000; and $2,475,000 at LIBOR based rate of 7.57781% expiring July 13, 1999 and $390,182 at LIBOR based rate of 7.56% expiring June 30, 1999. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

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

   The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps is $7,700,000 at December 31, 1998. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

                                          EXPECTED MATURITY DATE

                             1999        2000       2001        2002        TOTAL
                           -------     -------    -------    ---------    ----------
Liabilities
Debt Maturity              475,000     650,000    850,000    8,650,000    10,625,000
Debt Interest Payments     839,137     793,603    735,169      664,545     3,032,454
Average Interest Rate         8.06%       8.06%      8.06%        8.06%         8.06%

Interest Rate Swaps
  Variable to Fixed
  Notional Amount          400,000    7,300,000                            7,700,000
  Average Pay Rate*           5.74%        5.74%                                5.74%
  Average Receive Rate*       5.28%        5.28%                                5.28%

  *plus an applicable margin, currently 2.5%


It is the Partnership's policy to renegotiate swap agreements on or near expiration.


   Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 6.00 to 1 and a Cash flow to Debt Service Ratio of 1.25 to 1, a limitation on the maximum amount of capital expenditures of $700,000, among other covenants. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 1998, the Partnership was in compliance with the terms of the loan agreement.

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

CAPITAL EXPENDITURES

   During 1998, the Partnership incurred approximately $670,000 in capital expenditures. These expenditures included the continued system upgrade to 400 MHz in the LaConner, WA system; a vehicle replacement, the continued fiber interconnect of two systems, new headend equipment, channel additions and line extensions in the Aliceville, AL system; and a vehicle replacement, system mapping, channel additions and line extensions in the Swainsboro, GA system.

   Management estimates that the Partnership will spend approximately $600,000 on capital expenditures in 1999. These expenditures include a continuing system upgrade to 400 MHz for the LaConner, WA system; a vehicle replacement, the extension of the fiber backbone to eliminate a headend and quality assurance projects in the Aliceville, AL system; and the construction of a fiber backbone which will lead to a future system upgrade to 450 MHz, an advertising equipment upgrade and various line extensions in the Swainsboro, GA system.

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

   The Programs and Systems utilized in subscriber billing and collections has been modified to address year 2000 compliance issues. These modifications were substantially complete at the end of 1998. Management has completed the process of replacing Programs and Systems related to financial reporting which resolve year 2000 compliance issues. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

    Management is currently focusing its efforts on the impact of the year 2000 compliance issue on service delivery and has established an internal team to address this issue. The internal team is identifying and testing all date sensitive equipment involved in delivering service to its customers. In addition, management will assess its options regarding repair or replacement of affected equipment during this testing. The aggregate cost to the Partnership to address year 2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

   The provision of cable television services is significantly dependent on the Partnership's ability to adequately receive programming signals via satellite distribution or off air reception from various programmers and broadcasters. The Partnership has inquired of certain significant programming vendors with respect to their year 2000 issues and how they might impact the operations of the Partnership. As of the date of this filing no significant programming vendor has communicated a year 2000 issue that would affect materially the operations of the Partnership. However, if significant programming vendors identify year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The audited financial statements of the Partnership for the years ended December 31, 1998, 1997 and 1996 are included as a part of this filing (see Item 14(a)(1) below).

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

   JOHN S. WHETZELL (AGE 57). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 23 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

   JOHN E. IVERSON (AGE 62). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland P.L.L.C., Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

   RICHARD I. CLARK (AGE 41). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 19 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

   JAMES E. HANLON (AGE 65). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland and is currently responsible for the management of systems serving subscribers in Texas, Alabama and parts of Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

   JAMES A. PENNEY (AGE 44). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson &

Cleveland P.L.L.C., Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

   GARY S. JONES (AGE 41). Mr Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

   RICHARD J. DYSTE (AGE 53). Mr. Dyste has served as Vice President- Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

   H. LEE JOHNSON (AGE 55). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 29 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

ITEM 11. EXECUTIVE COMPENSATION

   The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 1998 as indicated in Note 3 to the Notes to Financial Statements--December 31, 1998 (see Items 14(a)(1) and 13(a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1998 is as follows:

                                                         AMOUNT AND NATURE
                           NAME AND ADDRESS                OF BENEFICIAL       PERCENT OF
 TITLE OF CLASS          OF BENEFICIAL OWNER                 OWNERSHIP           CLASS
-----------------      ----------------------------      -----------------    ------------
General Partner's      Northland Communications            (See Note A)       (See Note A)
    Interest             Corporation
                         1201 Third Avenue
                         Suite 3600
                         Seattle, Washington  98101


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

   Northland Cable Services Corporation ("NCSC"), an affiliate of Northland, provides software installation and billing services to the Partnership's Systems for which it is compensated.

   Cable Ad-Concepts, Inc. ("CAC"), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support for which it is compensated.

   Northland Cable News, Inc.("NCN"), an affiliate of Northland, provides programming to certain of the Partnership's systems.

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

   See Note 3 of the Notes to Financial Statements--December 31, 1998 for disclosures regarding transactions with the General Partner and affiliates.

The following schedule summarizes these transactions:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                    -----------------------------------------
                                        1998          1997            1996
                                    ---------       ---------       ---------
Partnership management fees ..      $ 243,823       $ 233,249       $ 224,979
Operating expense
  reimbursements .............        270,368         275,758         257,499
Software installation and
  billing service fees to NCSC         41,275          35,791          57,299
Reimbursements (to)/from
  Affiliates .................        (39,028)        (47,598)        (45,881)
Local Advertising Services ...         18,218          27,936          22,092
Local Programming Services ...         49,365          22,247              --
Amounts due to (from)  General
Partner
 and affiliates at year end ..         81,682          34,201         265,478

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

   (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland P.L.L.C., which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

   (c)INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                         SEQUENTIALLY
                                                                           NUMBERED
                                                                             PAGE
                                                                         ------------
 (1) FINANCIAL STATEMENTS:

    Report of Independent Public Accountants..............................     ____

    Balance Sheets--December 31, 1998 and 1997............................     ____

    Statements of Operations for the years ended December 31,                  ____
    1998, 1997 and 1996...................................................

    Statements of Changes in Partners' Capital (Deficit) for
    the years ended December 31,  1998, 1997 and 1996.....................     ____

    Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996......................................     ____

    Notes to Financial Statements--December 31, 1998......................     ____

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

   10.3       Form of Services and Licensing Agreement with Cable Television Billing, Inc.(1)

   10.4       Management Agreement with Northland Communications Corporation(1)

   10.5       First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam
              Cable Vision, Inc.(1)

   10.6       Operating Management Agreement with Northland Cable Properties Seven Limited
              Partnership(1)

   10.7       Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System(2)

   10.8       Gates Franchise(1)

   10.9       Stayton Franchise(1)

   10.10      Mill City Franchise(1)

   10.11      Detroit Franchise(1)

 EXHIBITS:
 ---------
   10.12      Idanha Franchise(1)

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

   10.35      Franchise Agreement with Greene County, AL - Assignment and Assumption Agreement dated
              November 10, 1994.(7)

   10.36      Franchise Agreement with Town of Kennedy, AL - Assignment and Assumption Agreement dated
              August 15, 1994.(7)

   10.37      Franchise Agreement with Lamar County, AL - Assignment and Assumption Agreement dated August
              8, 1994.(7)

   10.38      Franchise Agreement with City of Marion, AL - Assignment and Assumption Agreement dated
              August 1, 1994.(7)

 EXHIBITS:
 ---------
   10.39      Franchise Agreement with Town of Millport, AL - Assignment and Assumption Agreement dated
              August 18, 1994.(7)

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

   10.45      First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties
              Eight Limited Partnership and U.S. Bank National Association


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

(6) Incorporated by reference from the Partnership's Form 8-K dated November 11, 1994.

(7) Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1994.

(8) Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9) Incorporated by reference from the Partnership's Form 8-K dated January 5, 1996.

(b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Purchase to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHLAND CABLE PROPERTIES EIGHT
                                        LIMITED PARTNERSHIP

                                        By: NORTHLAND COMMUNICATIONS CORPORATION
                                                (Managing General Partner)

Date: March 30, 1999                    By: /s/ JOHN S. WHETZELL
      --------------                        ------------------------------------
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

        SIGNATURES                                        CAPACITIES                                         DATE
        ----------                                        ----------                                         ----
/s/  JOHN S. WHETZELL              Chief executive officer of registrant; chief executive officer      March 30, 1999
-----------------------------      and chairman of the board of directors of Northland
     John S. Whetzell              Communications Corporation

/s/  RICHARD I. CLARK              Director of Northland Communications                                March 30, 1999
-----------------------------      Corporation
     Richard I. Clark

/s/  JOHN E. IVERSON               Director of Northland Communications                                March 30, 1999
-----------------------------      Corporation
     John E. Iverson

/s/  GARY S. JONES                 Principal financial officer and principal accounting                March 30, 1999
-----------------------------      officer of registrant; vice president, principal financial
     Gary S. Jones                 officer and principal accounting officer of Northland
                                   Communications Corporation

                        NORTHLAND CABLE PROPERTIES EIGHT
                         LIMITED PARTNERSHIP

                        FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1998 AND 1997
                        TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Seattle, Washington,
February 15, 1999

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                             ASSETS

                                                                         1998                1997
                                                                   ------------       ------------
CASH ........................................................      $    800,110       $    463,021

ACCOUNTS RECEIVABLE .........................................           108,011            101,772

DUE FROM AFFILIATES .........................................            26,295               --

PREPAID EXPENSES ............................................            60,971             62,453

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost .......................        11,454,452         10,825,112
      Less- Accumulated depreciation ........................        (4,641,375)        (3,552,644)
                                                                   ------------       ------------
                                                                      6,813,077          7,272,468
   Franchise agreements (net of accumulated
      amortization of $2,145,760 in 1998 and
      $1,730,425 in 1997) ...................................
                                                                      5,059,222          5,474,557
   Loan fees and other intangibles (net of
      accumulated amortization of $504,157 in
      1998 and $417,609 in 1997) ............................
                                                                        209,050            327,893
   Goodwill (net of accumulated amortization of
      $37,952 in 1998 and $33,991 in 1997) ..................
                                                                        120,457            124,418
                                                                   ------------       ------------
            Total investment in cable television
               properties ...................................        12,201,806         13,199,336
                                                                   ------------       ------------

            Total assets ....................................      $ 13,197,193       $ 13,826,582
                                                                   ============       ============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

                                                                        1998               1997
                                                                   ------------       ------------
LIABILITIES:
   Accounts payable and accrued expenses ....................      $    778,917       $    625,573
   Due to General Partner and affiliates ....................           107,977             34,201
   Deposits .................................................            10,002             12,200
   Subscriber prepayments ...................................           237,475            157,636
   Term loan ................................................        10,625,000         10,925,000
                                                                   ------------       ------------
            Total liabilities ...............................        11,759,371         11,754,610
                                                                   ------------       ------------



COMMITMENTS AND CONTINGENCIES (Note 8)



PARTNERS' CAPITAL (DEFICIT):
   General Partner-
      Contributed capital ...................................             1,000              1,000
      Accumulated deficit ...................................           (66,840)           (60,498)
                                                                   ------------       ------------
                                                                        (65,840)           (59,498)
                                                                   ------------       ------------
   Limited partners-
      Contributed capital, net -
         19,087 units .......................................         8,120,820          8,120,820
      Accumulated deficit ...................................        (6,617,158)        (5,989,350)
                                                                   ------------       ------------
                                                                      1,503,662          2,131,470
                                                                   ------------       ------------
            Total liabilities and partners'
               capital (deficit) ............................      $ 13,197,193       $ 13,826,582
                                                                   ============       ============


      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998             1997               1996
                                                          -----------       -----------       -----------
REVENUE ............................................      $ 4,876,464       $ 4,665,100       $ 4,499,588
                                                          -----------       -----------       -----------
EXPENSES:
   Operating (including $30,156, $52,697 and $49,082
      paid to affiliates in 1998, 1997 and 1996,
      respectively) ................................          513,323           505,658           488,660
   General and administrative (including $496,332,
      $489,975 and $479,614 paid to affiliates in
      1998, 1997 and 1996, respectively) ...........        1,130,734         1,143,911         1,093,088

   Programming (including $2,066, $40,219 and
      $32,622, net, paid to affiliates in 1998, 1997
      and 1996, respectively) ......................        1,220,395         1,133,964         1,000,851
   Depreciation and Amortization ...................       (1,701,823)       (1,577,434)       (1,542,789)
                                                          -----------       -----------       -----------
                                                            4,566,275         4,360,967         4,125,338
                                                          -----------       -----------       -----------
            Operating income .......................          310,189           304,133           374,200

OTHER INCOME (EXPENSE):
   Interest income and other .......................           15,817            21,328             9,850
   Interest expense ................................         (908,651)         (965,873)       (1,048,491)
   Other expense ...................................          (51,505)          (42,518)          (41,061)
                                                          -----------       -----------       -----------
            Net loss ...............................      $  (634,150)      $  (682,930)      $  (705,502)
                                                          ===========       ===========       ===========
ALLOCATION OF NET LOSS:
   General Partner .................................      $    (6,342)      $    (6,829)      $    (7,055)
                                                          ===========       ===========       ===========
   Limited partners ................................      $  (627,808)      $  (676,101)      $  (698,447)
                                                          ===========       ===========       ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT ..............      $       (33)      $       (35)      $       (37)
                                                          ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                General           Limited
                                Partner           Partners            Total
                                -----------       -----------       -----------
BALANCE, December 31, 1995      $   (45,614)      $ 3,506,018       $ 3,460,404

   Net loss ..............           (7,055)         (698,447)         (705,502)
                                -----------       -----------       -----------
BALANCE, December 31, 1996          (52,669)        2,807,571         2,754,902

   Net loss ..............           (6,829)         (676,101)         (682,930)
                                -----------       -----------       -----------
BALANCE, December 31, 1997          (59,498)        2,131,470         2,071,972

   Net loss ..............           (6,342)         (627,808)         (634,150)
                                -----------       -----------       -----------
BALANCE, December 31, 1998      $   (65,840)      $ 1,503,662       $ 1,437,822
                                ===========       ===========       ===========



               The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                         1998           1997           1996
                                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................................................   $  (634,150)   $  (682,930)   $  (705,502)
   Adjustments to reconcile net loss to net cash provided by operating activities-
      Depreciation and amortization expense ......................................     1,701,823      1,577,434      1,542,789
      Amortization of loan fees ..................................................        51,505         42,518         41,061
      (Increase) decrease in operating assets:
         Accounts receivable .....................................................        (6,239)         3,605        (14,576)
         Due from affiliates .....................................................       (26,295)            --             --
         Prepaid expenses ........................................................         1,482            138        (13,615)
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses ...................................       153,344         45,751        171,732
         Due to General Partner and affiliates ...................................        73,776       (231,277)       195,545
         Deposits ................................................................        (2,198)        (5,600)        (3,950)
         Subscriber prepayments ..................................................        79,839         56,725         (3,890)
                                                                                     -----------    -----------    -----------
            Net cash provided by operating activities ............................     1,392,887        806,364      1,209,594
                                                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of cable system ...................................................            --             --     (6,083,676)
   Purchase of property and equipment, net .......................................      (672,390)      (738,043)      (319,942)
   Increase in intangibles .......................................................       (27,153)            --             --
                                                                                     -----------    -----------    -----------
            Net cash used in investing activities ................................      (699,543)      (738,043)    (6,403,618)
                                                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable ....................................................            --             --      6,057,000
   Principal payments on note payable ............................................      (300,000)      (450,000)      (300,000)
   Loan fees .....................................................................       (56,255)            --        (98,993)
                                                                                     -----------    -----------    -----------
            Net cash (used in) provided by financing activities ..................      (356,255)      (450,000)     5,658,007
                                                                                     -----------    -----------    -----------
INCREASE (DECREASE) IN CASH ......................................................       337,089       (381,679)       463,983

CASH, beginning of year ..........................................................       463,021        844,700        380,717
                                                                                     -----------    -----------    -----------
CASH, end of year ................................................................   $   800,110    $   463,021    $   844,700
                                                                                     ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest ........................................   $ 1,066,353    $   986,979    $   857,217
                                                                                     ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998



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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Property and Equipment

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

Allocation of Cost of Purchased Cable Television Systems

The Partnership allocated the total contract purchase price of cable television systems acquired as follows: first, to the estimated fair value of net tangible assets acquired; then, to noncompetition agreements, franchise agreements and other intangibles; then the excess is allocated to goodwill.

Intangible Assets

Costs assigned to franchise agreements, loan fees and other intangibles, and goodwill are being amortized using the straight-line method over the following estimated useful lives:


            Franchise agreements                                  8-40 years
            Loan fees and other intangibles                        1-5 years
            Goodwill                                                40 years

Revenue Recognition

Cable television service revenue is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $153,797, $154,578, and $163,656 in 1998, 1997 and 1996, respectively.

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

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps is $7,700,000 at December 31, 1998. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

Reclassifications

Certain reclassifications have been made to conform prior year amounts to the current year's presentation.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 130 - In 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and unrealized gains on investment securities available-for-sale. As of December 31, 1998, the Partnership had no comprehensive income to report, therefore the adoption of SFAS No. 130 had no impact on equity.

Statement of Position 98-5 - In April 1998, the AICPA released Statement of Position 98-5, "Reporting on Start-Up Activities" (SOP 98-5). The new standard requires that all entities expense costs of start-up activities as those costs are incurred. SOP 98-5 defines "start-up costs" as those costs directly related to pre-operating, pre-opening, and organization activities. This standard must be adopted in fiscal years beginning after December 15, 1998.

The Partnership previously capitalized pre-opening costs and amortized such costs over a five-year period. As of December 31, 1998, all pre-opening costs have been amortized. As a result, the adoption of SOP 98-5 will not have an effect on the Partnership's financial position or results of operations.

Statement of Financial Accounting Standards No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

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

3.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $243,823, $233,249 and $224,979 for 1998, 1997 and 1996,
respectively.

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

The limited partners' total initial contributions to capital were $9,568,500 ($500 per limited partnership unit). As of December 31, 1998, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).

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

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $270,368, $275,758 and $257,499 for the years ended December 31, 1998, 1997 and 1996, respectively.

In 1998, 1997 and 1996, the Partnership was charged software installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $41,275, $35,791 and $57,299, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $39,028, $47,598 and $45,881 under the terms of these agreements during 1998, 1997 and 1996, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner was formed to assist in the development of local advertising markets and the management and training of local sales staff. CAC billed the Partnership $18,218, $27,936 and $22,092 in 1998, 1997 and 1996, respectively, for these services.

In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN were $49,365 and $22,247 during 1998 and 1997, respectively.

Due to General Partner and Affiliates

                                            1998           1997
                                          --------      --------
Management fees ....................      $ 41,962      $     --
Reimbursable operating costs .......        54,323        31,532
Other amounts due to affiliates, net        11,692         2,669
                                          --------      --------
                                          $107,977      $ 34,201
                                          ========      ========

4.  PROPERTY AND EQUIPMENT:

                                      December 31,
                              ----------------------------
                                  1998             1997
                              -----------      -----------
Land and buildings .....      $   205,171      $   205,171
Distribution plant .....       10,585,052        9,593,328
Other equipment ........          573,132          517,130
Construction in progress           91,097          509,483
                              -----------      -----------
                              $11,454,452      $10,825,112
                              ===========      ===========

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                   December 31,
                             ----------------------
                                1998          1997
                             --------      ---------
Accounts payable ......      $338,505      $ 79,291
Interest ..............        45,833       203,535
Programmer license fees       130,695       111,345
Franchise fees ........        48,351        46,939
Pole rental ...........        50,985        48,941
Other .................       164,548       135,522
                             --------      --------
                             $778,917      $625,573
                             ========      ========

6.  TERM LOAN:

                                                                                          December 31,
                                                                                    -------------------------
                                                                                       1998            1997
                                                                                    ---------       ---------
Term loan, amended and restated on March 30, 1998, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 8.22% (weighted average). Graduated principal payments plus interest are due quarterly until maturity on December 31, 2002.
                                                                                    $10,625,000      $10,925,000
                                                                                    ===========      ===========

Annual maturities of notes payable after December 31, 1998 are as follows:

               1999                           $   475,000
               2000                               650,000
               2001                               850,000
               2002                             8,650,000
                                              -----------
                                              $10,625,000
                                              ===========

Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 6.00 to 1 and a Cash Flow to Debt Service Ratio of
1.25 to 1, and a limitation on the maximum amount of capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. As of December 31, 1998, the Partnership was in compliance with the terms of the loan agreement.

The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates. At December 31, 1998, the Partnership had outstanding an interest rate swap agreement with its bank, having a notional principal amount of $7,700,000. This agreement effectively changes the Partnership's interest rate exposure to a fixed rate of 5.74%, plus an applicable margin based on certain financial covenants (the margin at December 31, 1998 was 2.50%). The maturity date of the swap is December 31, 2000.

At December 31, 1998, the Partnership would have been required to pay the counterparty approximately $95,613 to settle this agreement based on fair value estimates received from the financial institution.

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

Taxable loss to the limited partners was approximately $0, $(959,672) and $(1,370,756) in 1998, 1997 and 1996, respectively, and is different from that reported in the statements of operations due to the difference in depreciation expense allowed for tax purposes and the amount recognized under generally accepted accounting principles. There were no other significant differences between taxable loss and the net loss reported in the statements of operations.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $111,412, $118,129 and $117,515 in 1998, 1997 and 1996, respectively. Minimum lease payments through the end of the lease terms are as follows:

               1999                                    $ 3,300
               2000                                      3,300
               2001                                      3,300
               2002                                      3,300
               2003                                      3,100
               Thereafter                               39,700
                                                       -------
                                                       $56,000
                                                       =======

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

Cable Programming Service Tier Regulation. FCC regulation of rates for cable programming service tiers has been eliminated for small cable systems owned by small companies. Small cable systems are those having 50,000 or fewer subscribers which are owned by companies with fewer than 1% of national cable subscribers (approximately 600,000) or more than $250 million in annual revenue. The Partnership qualifies as a small cable company and all of the Partnership's cable systems qualify as small cable systems. Basic tier rates remain subject to regulations by the local franchising authority under most circumstances until effective competition exists. The 1996 Act expands the definition of effective competition to include the offering of video programming services directly to subscribers in a franchised area served by a local telephone exchange carrier, its affiliates or any multichannel video programming distributor which uses the facilities of the local exchange carrier. The FCC has not yet determined the penetration criteria that will trigger the presence of effective competition under these circumstances.

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

Self-Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership's losses exceed the fund's balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The capital cost of replacing such equipment and physical plant, could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 1998 and 1997, respectively, the Partnership was charged $7,370 and $7,346 by the fund. As of December 31, 1998, the fund had a balance of $249,617.