Form 10-Q
period 1999-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1999-05-11
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended MARCH 31, 1999

                                       or

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

                                 (206) 623-1351
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


                              Yes [X]       No [ ]

------------------------

This filing contains __ pages. Exhibits index appears on page __.

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP BALANCE SHEETS - (Unaudited) (Prepared by the Managing General Partner)


                                                       March 31,           December 31,
                                                          1999                 1998
                                                      ------------         ------------
                                         ASSETS

Cash                                                  $    521,200         $    800,110
Accounts receivable                                         83,011              108,011
Due from affiliates                                          3,225               26,295
Prepaid expenses                                            52,315               60,971
Property and equipment, net of accumulated
  depreciation of $4,926,542 and $4,641,375,
  respectively                                           6,651,679            6,813,077
Intangible assets, net of accumulated
  amortization of $2,833,317 and $2,687,869,
  respectively                                           5,243,280            5,388,729

                                                      ------------         ------------
Total assets                                          $ 12,554,710         $ 13,197,193
                                                      ============         ============


                            LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                 $    437,428         $    778,917
Due to managing general partner and affiliates              61,223              107,977
Converter deposits                                           9,542               10,002
Subscriber prepayments                                     264,917              237,475
Notes payable                                           10,465,182           10,625,000

                                                      ------------         ------------
                  Total liabilities                     11,238,292           11,759,371
                                                      ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                  1,000                1,000
   Accumulated deficit                                     (68,054)             (66,840)

                                                      ------------         ------------
                                                           (67,054)             (65,840)
                                                      ------------         ------------

 Limited Partners:
   Contributed capital, net                              8,120,820            8,120,820
   Accumulated deficit                                  (6,737,348)          (6,617,158)

                                                      ------------         ------------
                                                         1,383,472            1,503,662
                                                      ------------         ------------

                  Total partners' equity                 1,316,418            1,437,822
                                                      ------------         ------------

Total liabilities and partners' equity                $ 12,554,710         $ 13,197,193
                                                      ============         ============


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                     For the three months ended March 31,
                                                     ------------------------------------
                                                          1999                1998
                                                       -----------         -----------
Service revenues                                       $ 1,229,793         $ 1,208,934

Expenses:
  Operating                                                113,101             118,181
  General and administrative (including
     $158,417 and $161,231 to affiliates
     in 1999 and 1998, respectively)                       277,424             263,936
  Programming                                              315,396             305,198
  Depreciation and amortization                            430,615             417,143

                                                       -----------         -----------
                                                         1,136,536           1,104,458
                                                       -----------         -----------

Income from operations                                      93,257             104,476

Other income (expense):
   Interest expense                                       (217,844)           (231,358)
   Interest income                                           3,183                 617
   Loss on disposal of assets                                   --             (49,263)

                                                       -----------         -----------
                                                          (214,661)           (280,004)
                                                       -----------         -----------

Net income (loss)                                      $  (121,404)        $  (175,528)
                                                       ===========         ===========

Allocation of net income (loss):

   General Partners                                    $    (1,214)        $    (1,755)
                                                       ===========         ===========

   Limited Partners                                    $  (120,190)        $  (173,773)
                                                       ===========         ===========

Net income (loss) per limited partnership unit:
 (19,087 units for both time periods)                  $        (6)        $        (9)
                                                       ===========         ===========

Net income (loss) per $1,000 investment                $       (12)        $       (17)
                                                       ===========         ===========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                          For the three months ended March 31,
                                                          ------------------------------------
                                                                1999               1998
                                                             ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $(121,404)          $(175,528)
Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
   Depreciation and amortization                               430,615             417,143
   Gain on sale of assets                                           --              49,263
   (Increase) decrease in operating assets:
     Accounts receivable                                        25,000              15,852
     Due to affiliates                                          23,070                  --
     Prepaid expenses                                            8,656             (12,888)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                    (341,489)             94,695
     Due to managing general partner and affiliates            (46,754)             23,332
     Converter deposits                                           (460)               (660)
     Subscriber prepayments                                     27,442             (74,402)

                                                             ---------           ---------
Net cash from operating activities                               4,676             336,807
                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                       (123,769)           (123,725)
Proceeds from sale of cable television system                       --                  --

                                                             ---------           ---------
Net cash from (used in) investing activities                  (123,769)           (123,725)
                                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net                  --                  --
Principal payments on borrowings                              (159,818)                 --
Loan fees and other costs incurred                                  --                  --

                                                             ---------           ---------
Net cash used in financing activities                         (159,818)                 --
                                                             ---------           ---------

INCREASE IN CASH                                              (278,911)            213,082

CASH, beginning of period                                      800,111             463,021


                                                             ---------           ---------
CASH, end of period                                          $ 521,200           $ 676,103
                                                             =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                  $ 219,563           $ 226,693
                                                             =========           =========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 1999 and December 31, 1998, its Statements of Operations for the three months ended March 31, 1999 and 1998, and its Statements of Cash Flows for the three months ended March 31, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

        The Partnership has not yet quantified the impacts of adopting Statement 133 on our financial statements and have not determined the timing of or method of our adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,229,793 for the three months ended March 31, 1999, representing an increase of approximately 2% as compared to the same period in 1998. Of these revenues, $934,779 (76%) was derived from basic service charges, $109,853 (9%) from premium services, $44,771 (4%) from tier services, 37,707 (3%) from installation charges, $12,715 (1%) from service maintenance contracts and $89,968 (7%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1998.

As of March 31, 1999, the Partnership's systems served approximately 12,300 basic subscribers, 5,100 premium subscribers and 2,000 tier subscribers.

Operating expenses totaled $113,101 for the three months ended March 31, 1999, representing a decrease of approximately 4% from the same period in 1998. This decrease is mainly attributable to lower system maintenance and pole rental expense as well as reduced vehicle operating expense.

General and administrative expenses totaled $277,424 for the three months ended March 31, 1999, representing an increase of 5% as compared to the same period in 1998. This is mainly attributable to increased administrative salaries and higher revenue based expenses such as management fees and franchise fees.

Programming expenses totaled $315,396 for the three months ended March 31, 1999, representing an increase of approximately 3% over the same period in 1998. This is mainly due to higher costs charged by various program suppliers and an increase in the number of tier subscribers served.

Depreciation and amortization expense for the three months ended March 31, 1999 increased approximately 3% over the same period in 1998. This is mainly due to depreciation and amortization on plant, equipment and intangible assets acquired during the last year offset by assets becoming fully depreciated.

Interest expense for the three months ended March 31, 1999 decreased approximately 6% as compared to the same period in 1998. The average bank debt outstanding decreased from $10,925,000 during the first quarter of 1998 to $10,595,091 during the first quarter of 1999. The Partnership's effective interest rate decreased from 8.47% during the first quarter of 1998 to 8.22% during the first quarter of 1999.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 5.50 to 1 and a cash flow to debt service ratio of 1.25 to 1. At March 31, 1999, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $10,465,182. Certain fixed rate agreements in place as of December 31, 1998 expired during the first quarter of 1999, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,600,000 fixed at 8.24% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,475,000 fixed at 7.58%, expiring July 13, 1999 and $390,182 fixed at 7.56%
expiring June 30, 1999. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 1999, the Partnership incurred approximately $124,000 in capital expenditures including the continued system upgrade in the LaConner, WA system; the start of quality assurance projects in the Aliceville, AL system; and the start of a fiber backbone project in the Swainsboro, GA system. Planned expenditures for the balance of 1999 include an ongoing system upgrade to 400 MHz in the LaConner, WA system; a vehicle replacement, the extension of the fiber backbone to eliminate a headend and continuing quality assurance projects in the Aliceville, AL area, and the construction of a fiber optic backbone for the future upgrade of the Swainsboro, GA system to 450 MHz.

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

Management is currently focusing its efforts on the impact of the year 2000 compliance issue on service delivery and has established an internal team to address this issue. The internal team is identifying and testing all date sensitive equipment involved in delivering service to its customers. In addition, management will assess its options regarding repair or replacement of affected equipment during this testing. The aggregate cost to the Partnership to resolve year

2000 compliance issues is not expected to be material to its results of operations, liquidity and capital resources.

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

        None

ITEM 3 Defaults upon senior securities

        None

ITEM 4 Submission of matters to a vote of security holders

        None

ITEM 5 Other information

        None

ITEM 6 Exhibits and Reports on Form 8-K

(a)     Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated:             BY:  /s/ RICHARD I. CLARK
      ------------    -----------------------------
                      Richard I. Clark
                      (Vice President/Treasurer)



Dated:             BY:  /s/ GARY S. JONES
      ------------    -----------------------------
                      Gary S. Jones
                      (Vice President)