Form 10-Q
period 1999-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1999-08-12
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended JUNE 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                                   June 30,           December 31,
                                                                     1999                 1998
                                                                ------------         ------------

                                     ASSETS

Cash                                                            $    551,935         $    800,110
Accounts receivable                                                  105,775              108,011
Due from affiliates                                                    3,086               26,295
Prepaid expenses                                                      36,691               60,971
Property and equipment, net of accumulated
  depreciation of $5,204,082 and $4,641,375,
  respectively                                                     6,482,547            6,813,077
Intangible assets, net of accumulated
  amortization of $2,968,959 and $2,687,869,
  respectively                                                     5,107,638            5,388,729

                                                                ------------         ------------
Total assets                                                    $ 12,287,672         $ 13,197,193
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $    426,760         $    778,917
Due to managing general partner and affiliates                        39,309              107,977
Converter deposits                                                     9,422               10,002
Subscriber prepayments                                               248,847              237,475
Notes payable                                                     10,340,182           10,625,000

                                                                ------------         ------------
                  Total liabilities                               11,064,520           11,759,371
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                            1,000                1,000
   Accumulated deficit                                               (68,987)             (66,840)

                                                                ------------         ------------
                                                                     (67,987)             (65,840)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                        8,120,820            8,120,820
   Accumulated deficit                                            (6,829,681)          (6,617,158)

                                                                ------------         ------------
                                                                   1,291,139            1,503,662
                                                                ------------         ------------


                  Total partners' equity                           1,223,152            1,437,822
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 12,287,672         $ 13,197,193
                                                                ============         ============


    The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                       For the six months ended June 30,
                                                       ----------------------------------
                                                           1999                1998
                                                       -----------         -----------

Service revenues                                       $ 2,474,332         $ 2,408,269

Expenses:
  Operating                                                223,887             235,904
  General and administrative (including
     $334,408 and $313,279 to affiliates
     in 1999 and 1998, respectively)                       567,963             554,235
  Programming                                              637,101             592,085
  Depreciation and amortization                            843,796             836,900

                                                       -----------         -----------
                                                         2,272,747           2,219,124
                                                       -----------         -----------

Income from operations                                     201,585             189,145

Other income (expense):
   Interest expense                                       (424,454)           (464,970)
   Interest income                                           8,199               2,499
   Loss on disposal of assets                                   --             (49,263)

                                                       -----------         -----------
                                                          (416,255)           (511,734)
                                                       -----------         -----------


Net loss                                               $  (214,670)        $  (322,589)
                                                       ===========         ===========


Allocation of net loss:

   General Partners                                    $    (2,147)        $    (3,226)
                                                       ===========         ===========


   Limited Partners                                    $  (212,523)        $  (319,363)
                                                       ===========         ===========


Net loss per limited partnership unit:
 (19,087 units for both time periods)                  $       (11)        $       (17)
                                                       ===========         ===========


Net loss per $1,000 investment                         $       (22)        $       (33)
                                                       ===========         ===========


         The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                      For the three months ended June 30,
                                                      ----------------------------------
                                                          1999                1998
                                                       -----------         -----------

Service revenues                                       $ 1,244,539         $ 1,199,337

Expenses:
  Operating                                                110,786             117,723
  General and administrative (including
     $175,991 and $152,048 to affiliates
     in 1999 and 1998, respectively)                       290,539             290,299
  Programming                                              321,705             286,887
  Depreciation and amortization                            413,181             419,757

                                                       -----------         -----------
                                                         1,136,211           1,114,666
                                                       -----------         -----------

Income from operations                                     108,328              84,671

Other income (expense):
   Interest expense                                       (206,610)           (233,613)
   Interest income                                           5,016               1,882

                                                       -----------         -----------
                                                          (201,594)           (231,731)
                                                       -----------         -----------


Net loss                                               $   (93,266)           (147,060)
                                                       ===========         ===========


Allocation of net loss:

   General Partners                                    $      (933)        $    (1,471)
                                                       ===========         ===========


   Limited Partners                                    $   (92,333)        $  (145,589)
                                                       ===========         ===========


Net loss per limited partnership unit:
 (19,087 units for both time periods)                  $        (5)        $        (8)
                                                       ===========         ===========


Net loss per $1,000 investment                         $       (10)        $       (16)
                                                       ===========         ===========


         The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                          For the six months ended June 30,
                                                          ---------------------------------
                                                             1999              1998
                                                           ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(214,670)        $(322,589)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                             843,796           836,900
   Loss on disposal of assets                                     --            49,263
   (Increase) decrease in operating assets:
     Accounts receivable                                       2,236             3,626
     Due to affiliates                                        23,209                --
     Prepaid expenses                                         24,280            15,006
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                  (352,157)          129,772
     Due to managing general partner and affiliates          (68,668)           42,827
     Converter deposits                                         (580)           (1,240)
     Subscriber prepayments                                   11,372           (81,109)

                                                           ---------         ---------
Net cash from operating activities                           268,818           672,456
                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                     (232,176)         (255,090)

                                                           ---------         ---------
Net cash used in investing activities                       (232,176)         (255,090)
                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings                            (284,818)         (100,000)
Loan fees and other costs incurred                                --           (83,408)

                                                           ---------         ---------
Net cash used in financing activities                       (284,818)         (183,408)
                                                           ---------         ---------

(DECREASE) INCREASE IN CASH                                 (248,176)          233,958

CASH, beginning of period                                    800,111           463,021


                                                           ---------         ---------
CASH, end of period                                        $ 551,935         $ 696,979
                                                           =========         =========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $ 432,332         $ 438,496
                                                           =========         =========


         The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30 1999 and December 31, 1998, its Statements of Operations for the six and three months ended June 30, 1999 and 1998, and its Statements of Cash Flows for the six months ended June 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues totaled $1,244,539 for the three months ended June 30, 1999, representing an increase of approximately 4% as compared to the same period in 1998. Of these revenues, $950,870 (76%) was derived from basic service charges, $110,418 (9%) from premium services, $47,758 (4%) from tier services, 29,228 (2%) from installation charges, $12,679 (1%) from service maintenance contracts and $93,586 (8%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1998.

As of June 30, 1999, the Partnership's systems served approximately 12,200 basic subscribers, 5,000 premium subscribers and 2,000 tier subscribers.

Operating expenses totaled $110,786 for the three months ended June 30, 1999, representing a decrease of approximately 6% from the same period in 1998. This decrease is mainly attributable to lower operating salaries and system maintenance as well as reduced vehicle operating expense.

General and administrative expenses totaled $290,539 for the three months ended June 30, 1999, remaining consistent with the same period in 1998.

Programming expenses totaled $321,705 for the three months ended June 30, 1999, representing an increase of approximately 12% over the same period in 1998. This is mainly due to higher costs charged by various program suppliers.

Depreciation and amortization expense for the three months ended June 30, 1999 decreased approximately 2% over the same period in 1998. This is mainly due to assets becoming fully depreciated offset by depreciation and amortization on plant, equipment and intangible assets acquired during the last year.

Interest expense for the three months ended June 30, 1999 decreased approximately 12% as compared to the same period in 1998. The average bank debt outstanding decreased from $10,925,000 during the second quarter of 1998 to $10,402,682 during the second quarter of 1999. The Partnership's effective interest rate decreased from 8.55% during the second quarter of 1998 to 7.94% during the second quarter of 1999.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 5.50 to 1 and a cash flow to debt service ratio of 1.25 to 1. At June 30, 1999, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $10,340,182. Certain fixed rate agreements in place as of March 31, 1999 expired during the second quarter of 1999, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,500,000 fixed at 7.74% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,475,000 fixed at 7.31%, expiring October 13, 1999, $300,000 fixed at 7.33%
expiring September 30, 1999 and $65,182 at prime (currently 8.25%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 1999, the Partnership incurred approximately $108,000 in capital expenditures including a continued system upgrade in the LaConner, WA system; the start of quality assurance projects in the Aliceville, AL system; and the start of a fiber backbone project in the Swainsboro, GA system. Planned expenditures for the balance of 1999 include an ongoing system upgrade to 400 MHz and construction of a new office building in the LaConner, WA system; a vehicle replacement and continuing quality assurance projects in the Aliceville, AL area, and the completion of a fiber optic backbone for the future upgrade of the Swainsboro, GA system to 450 MHz.

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

          None

ITEM 3 Defaults upon senior securities

          None

ITEM 4 Submission of matters to a vote of security holders

          None

ITEM 5 Other information

          None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index

           27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

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

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                          BY:  Northland Communications Corporation,
                                  Managing General Partner



Dated: August 12, 1999     BY:  /s/ RICHARD I. CLARK
                                    -------------------------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated: August 12, 1999              BY:  /s/ GARY S. JONES
                                    -------------------------------------------
                                    Gary S. Jones
                                    (Vice President)