Form 10-Q
period 1999-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 1999-11-10
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended SEPTEMBER 30, 1999
                     ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number: 0-18307
                        -------

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
              ----------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

       Washington                                        91-1423516
-----------------------                     ------------------------------------
(State of Organization)                     (I.R.S. Employer Identification No.)

  1201 Third Avenue, Suite 3600, Seattle, Washington                 98101
  --------------------------------------------------               ----------
       (Address of Principal Executive Offices)                    (Zip Code)

                                 (206) 623-1351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                           Yes   X   No
                               -----    -----

This filing contains __ pages. Exhibits index appears on page __.

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                             September 30,      December 31,
                                                                 1999               1998
                                                             -------------      ------------
                                     ASSETS
Cash                                                          $   406,304       $   800,110
Accounts receivable                                               105,516           108,011
Due from affiliates                                                 2,552            26,295
Prepaid expenses                                                   88,162            60,971
Property and equipment, net of accumulated
  depreciation of $5,465,556 and $4,641,375,
  respectively                                                  6,522,364         6,813,077
Intangible assets, net of accumulated
  amortization of $3,099,698 and $2,687,869,
  respectively                                                  4,976,899         5,388,729

                                                              -----------       -----------
Total assets                                                  $12,101,797       $13,197,193
                                                              ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                         $   421,726       $   778,917
Due to managing general partner and affiliates                     26,851           107,977
Converter deposits                                                  8,732            10,002
Subscriber prepayments                                            224,455           237,475
Notes payable                                                  10,271,182        10,625,000

                                                              -----------       -----------
                  Total liabilities                            10,952,946        11,759,371
                                                              -----------       -----------

Partners' equity:
 General Partners:
   Contributed capital, net                                         1,000             1,000
   Accumulated deficit                                            (69,730)          (66,840)

                                                              -----------       -----------
                                                                  (68,730)          (65,840)
                                                              -----------       -----------

 Limited Partners:
   Contributed capital, net                                     8,120,820         8,120,820
   Accumulated deficit                                         (6,903,239)       (6,617,158)

                                                              -----------       -----------
                                                                1,217,581         1,503,662
                                                              -----------       -----------

                  Total partners' equity                        1,148,851         1,437,822
                                                              -----------       -----------

Total liabilities and partners' equity                        $12,101,797       $13,197,193
                                                              ===========       ===========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                              For the nine months ended September 30,
                                              ---------------------------------------
                                                    1999                 1998
                                                 -----------          -----------
Service revenues                                 $ 3,721,442          $ 3,635,599

Expenses:
  Operating                                          353,476              366,126
  General and administrative (including
     $492,791 and $471,612 to affiliates
     in 1999 and 1998, respectively)                 868,767              835,146
  Programming                                        937,536              893,123
  Depreciation and amortization                    1,195,076            1,216,941
                                                 -----------          -----------
                                                   3,354,855            3,311,336
                                                 -----------          -----------

Income from operations                               366,587              324,263

Other income (expense):
   Interest expense                                 (626,019)            (693,834)
   Amortization of loan fees                         (40,934)             (37,860)
   Interest income                                    11,395                2,499
   Loss on disposal of assets                             --              (50,067)
                                                 -----------          -----------
                                                    (655,558)            (779,262)
                                                 -----------          -----------

Net loss                                         $  (288,971)         $  (454,999)
                                                 ===========          ===========

Allocation of net loss:

   General Partners                              $    (2,890)         $    (4,550)
                                                 ===========          ===========

   Limited Partners                              $  (286,081)         $  (450,449)
                                                 ===========          ===========

Net loss per limited partnership unit:
 (19,087 units for both time periods)            $       (15)         $       (24)
                                                 ===========          ===========

Net loss per $1,000 investment                   $       (30)         $       (47)
                                                 ===========          ===========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                             For the three months ended September 30,
                                             ----------------------------------------
                                                    1999                 1998
                                                 -----------          -----------
Service revenues                                 $ 1,247,110          $ 1,227,330

Expenses:
  Operating                                          129,588              130,221
  General and administrative (including
     $158,383 and $158,333 to affiliates
     in 1999 and 1998, respectively)                 300,805              280,910
  Programming                                        300,435              301,039
  Depreciation and amortization                      378,569              404,256
                                                 -----------          -----------
                                                   1,109,397            1,116,426
                                                 -----------          -----------

Income from operations                               137,713              110,904

Other income (expense):
   Interest expense                                 (201,565)            (228,864)
   Amortization of loan fees                         (13,644)             (13,645)
   Interest income                                     3,196                   --
   Gain (loss) on disposal of assets                      --                 (805)
                                                 -----------          -----------
                                                    (212,013)            (243,314)
                                                 -----------          -----------

Net loss                                         $   (74,300)            (132,410)
                                                 ===========          ===========

Allocation of net loss:

   General Partners                              $      (743)         $    (1,324)
                                                 ===========          ===========

   Limited Partners                              $   (73,557)         $  (131,086)
                                                 ===========          ===========

Net loss per limited partnership unit:
 (19,087 units for both time periods)            $        (4)         $        (7)
                                                 ===========          ===========

Net loss per $1,000 investment                   $        (8)         $       (14)
                                                 ===========          ===========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                         For the nine months ended September 30,
                                                         ---------------------------------------
                                                               1999                 1998
                                                            -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (288,971)         $  (454,999)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                              1,195,076            1,216,941
   Amortization of loan costs                                    40,934               37,860
   Loss on sale of assets                                            --               50,067
   (Increase) decrease in operating assets:
     Accounts receivable                                          2,495                9,503
     Due from affiliates                                         23,743              (18,540)
     Prepaid expenses                                           (27,191)              32,498
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     (357,191)              (4,822)
     Due to managing general partner and affiliates             (81,126)              26,614
     Converter deposits                                          (1,270)              (1,830)
     Subscriber prepayments                                     (13,020)              12,868
                                                            -----------          -----------
Net cash from operating activities                              493,479              906,160
                                                            -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                        (533,468)            (321,099)
                                                            -----------          -----------
Net cash used in investing activities                          (533,468)            (321,099)
                                                            -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net               56,000                   --
Principal payments on borrowings                               (409,818)            (200,000)
Loan fees and other costs incurred                                   --              (83,408)
                                                            -----------          -----------
Net cash used in financing activities                          (353,818)            (283,408)
                                                            -----------          -----------

(DECREASE) INCREASE IN CASH                                    (393,807)             301,653

CASH, beginning of period                                       800,111              463,021
                                                            -----------          -----------
CASH, end of period                                         $   406,304          $   764,674
                                                            ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                 $   631,648          $   664,861
                                                            ===========          ===========


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets, Statements of Operations and Statements of Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30 1999 and December 31, 1998, its Statements of Operations for the nine and three months ended September 30, 1999 and 1998, and its Statements of Cash Flows for the nine months ended September 30, 1999 and 1998. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues totaled $3,721,442 for the nine months ended September 30, 1999, representing an increase of approximately 2% as compared to the same period in 1998. Of these revenues, $2,835,291 (76%) was derived from basic service charges, $327,220 (9%) from premium services, $142,050 (4%) from tier services, 96,316 (2%) from installation charges, $37,623 (1%) from service maintenance contracts and $282,942 (8%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1998 and 1999.

As of September 30, 1999, the Partnership's systems served approximately 12,100 basic subscribers, 4,800 premium subscribers and 2,100 tier subscribers.

Operating expenses totaled $353,475 for the nine months ended September 30, 1999, representing a decrease of approximately 3% from the same period in 1998. This decrease is mainly attributable to lower operating salaries and system maintenance as well as reduced vehicle operating expense.

General and administrative expenses totaled $868,767 for the nine months ended September 30, 1999, representing an increase of approximately 4% over the same period in 1998. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased administrative salaries, copyright fees and bad debt expense offset by reduced insurance, office supplies and administrative services.

Programming expenses totaled $937,536 for the nine months ended September 30, 1999, representing an increase of approximately 5% over the same period in 1998. This is mainly due to higher costs charged by various program suppliers.

Depreciation and amortization expense for the nine months ended September 30, 1999 decreased approximately 2% over the same period in 1998. This is mainly due to assets becoming fully depreciated offset by depreciation on plant and equipment acquired during the last year.

Interest expense for the nine months ended September 30, 1999 decreased approximately 9% as compared to the same period in 1998. The average bank debt outstanding decreased from $10,875,000 during the first nine months of 1998 to $10,510,591 during the first nine months of 1999. The Partnership's effective interest rate decreased from 8.97% during the third quarter of 1998 to 8.46% during the third quarter of 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues totaled $1,247,110 for the three months ended September 30, 1999, representing an increase of approximately 2% as compared to the same period in 1998. Of these revenues, $949,642 (76%) was derived from basic service charges, $106,949 (9%) from premium services, $49,521 (4%) from tier services, 29,381 (2%) from installation charges, $12,229 (1%) from service maintenance contracts and $99,388 (8%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1999.

Operating expenses totaled $129,588 for the three months ended September 30, 1999, remaining consistent with the same period in 1998. This is mainly attributable to lower operating salaries and system maintenance offset by higher vehicle operating expense and pole rental expense.

General and administrative expenses totaled $300,804 for the three months ended September 30, 1999, representing an increase of approximately 7% over the same period in 1998. This is due to higher revenue based expenses such as management fees and franchise fees as well as increased administrative salaries, copyright fees and bad debt expense offset by reduced postage, office supplies and administrative services.

Programming expenses totaled $300,435 for the three months ended September 30, 1999, remaining consistent with the same period in 1998. This is mainly due to higher costs charged by various program suppliers offset by reductions to local programming expense.

Depreciation and amortization expense for the three months ended September 30, 1999 decreased approximately 6% over the same period in 1998. This is mainly due to assets becoming fully depreciated offset by depreciation on plant and equipment acquired during the last year.

Interest expense for the three months ended September 30, 1999 decreased approximately 11% as compared to the same period in 1998. The average bank debt outstanding decreased from $10,825,000 during the third quarter of 1998 to $10,368,182 during the third quarter of 1999. The Partnership's effective interest rate decreased from 8.96% during the third quarter of 1998 to 8.3% during the third quarter of 1999.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations and amounts available for borrowing under the Partnership's debt agreements are sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 5.50 to 1 and a cash flow to debt service ratio of 1.25 to 1. At September 30, 1999, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $10,271,182. Certain fixed rate agreements in place as of June 30, 1999 expired during the third quarter of 1999, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,400,000 fixed at 7.74% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,475,000 fixed at 7.51125%, expiring December 13, 1999, $300,000 fixed at
7.50875% expiring December 30, 1999, $56,000 fixed at 8.25% and $40,182 at prime
(currently 8.5%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 1999, the Partnership incurred approximately $301,000 in capital expenditures including the construction of a new office building and a continued system upgrade in the LaConner, WA system; the start of a series of quality assurance projects in the Aliceville, AL system; and the initial phase of a fiber backbone project in the Swainsboro, GA system. Planned expenditures for the balance of 1999 include an ongoing system upgrade to 400 MHz and the continued construction of a new office building in the LaConner, WA system and a vehicle replacement and continuing quality assurance projects in the Aliceville, AL area. The LaConner office building is being financed by a revolving note with maximum borrowings of up to $310,000 converting to a fixed rate note upon completion of construction. All other capital expenditures for 1999 are being financed through cash provided by operations.

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

       None

ITEM 3 Defaults upon senior securities

       None

ITEM 4 Submission of matters to a vote of security holders

       None

ITEM 5 Other information

       None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

         27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

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

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                           BY:  Northland Communications Corporation,
                                Managing General Partner



Dated: ________________    BY:  /s/ RICHARD I. CLARK
                                    --------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated: ________________    BY:  /s/ GARY S. JONES
                                    --------------------------
                                    Gary S. Jones
                                    (Vice President)

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

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                           BY:  Northland Communications Corporation,
                                Managing General Partner



Dated: ________________    BY:
                               -------------------------------
                                   Richard I. Clark
                                   (Vice President/Treasurer)



Dated: ________________    BY:
                               -------------------------------
                                   Gary S. Jones
                                   (Vice President)