Form 10-K
period 1999-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2000-03-29
CIK 843368

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

                   For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the transition period from _______ to ________

                         Commission file number 0-18307

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                STATE OF WASHINGTON                              91-1423516
          -------------------------------                   ------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

           3600 WASHINGTON MUTUAL TOWER
      1201 THIRD AVENUE, SEATTLE, WASHINGTON                        98101
      ----------------------------------------                    ---------
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

                                 Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                      (Partially Incorporated into Part IV)

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

                                     PART I

ITEM 1. BUSINESS

   Northland Cable Properties Eight Limited Partnership (the "Partnership") is a Washington limited partnership consisting of one general partner and approximately 975 limited partners as of December 31, 1999. Northland Communications Corporation, a Washington corporation, is the Managing General Partner of the Partnership (referred to herein as "Northland" or the "Managing General Partner").

   Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by 4 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures, LLC. Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries, direct and indirect, of NTC include:

   NORTHLAND CABLE TELEVISION, INC. - formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

      NORTHLAND CABLE NEWS, INC. - formed in May 1994 and principally involved in the production and development of local news, sports and informational programming for the Partnership and other Northland affiliates.

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

      CORSICANA MEDIA, INC. - purchased in September 1998 and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

   The Partnership was formed on September 21, 1988 and began operations in 1989. As of December 31, 1999, the total number of basic subscribers served by the Systems was 12,136, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 81%. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

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

   The Partnership serves the communities and surrounding areas of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The following is a description of these areas:

   LaConner, WA: The LaConner system serves communities within three counties in northwestern Washington along Puget Sound. LaConner was predominately a fishing and farming community when founded in the late 1800's and temporarily became a major trading port. Today, LaConner has become a popular tourist area, with surrounding landscapes of pastoral farms and tulip fields. Its main street, featuring wooden decks and courtyards, runs along the Swinomish slough. The Swinomish Indian Reservation is located on the outskirts of LaConner. Certain information regarding the LaConner, WA System as of December 31, 1999 is as follows:

Basic Subscribers                 2,158
Tier Subscribers                  1,219
Premium Subscribers                556
Estimated Homes Passed            2,745

   Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport, Kennedy, Eutaw and Marion. Certain information regarding the Aliceville, AL system as of December 31, 1999 is as follows:

Basic Subscribers                   6,822
Premium Subscribers                 2,398
Estimated Homes Passed              8,420

   Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, as well as the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 1999 is as follows:

Basic Subscribers                   3,156
Tier Subscribers                     856
Premium Subscribers                 1,903
Estimated Homes Passed              3,900

   The Partnership had 13 employees as of December 31, 1999. Management of these systems is handled through offices located in the towns of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

COMPETITION

   Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, internet data delivery and internet video delivery. The following provides a summary description of these sources of competition.

BROADCAST TELEVISION

   Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

OVERBUILDS

    Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area. This is known as an "overbuild." Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system such as headends, trunk lines and drops to individual subscribers homes throughout the franchise areas.

   Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction. See "Regulation and Legislation" below. It is therefore possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Partnership cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Partnership's cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DIRECT BROADCAST SATELLITE SERVICE

    High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 10 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S.

markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. In addition to emerging high-powered DBS competition, cable television systems face competition from several low-powered providers, whose service requires use of much larger home satellite dishes. The availability of DBS equipment at reasonable prices, and the relative attractiveness of the programming options offered by the cable television industry and direct broadcast satellite competitors will impact the ability of providers of DBS service providers to compete successfully with the cable television industry.

PRIVATE CABLE

   Additional competition is provided by private cable television systems, known as satellite master antenna television, serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of these private complexes. Operators of private cable, which do not cross public rights of way, are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

MULTICHANNEL MULTIPOINT DISTRIBUTION SERVICE SYSTEMS

   Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service systems, commonly called wireless cable, which are licensed to serve specific areas. Multichannel, multipoint distribution service systems use low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. This industry is less capital intensive than the cable television industry, and it is therefore more practical to construct systems using this technology in areas of lower subscriber penetration.

REGULATION AND LEGISLATION

   SUMMARY

   The following summary addresses the key regulatory developments and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Partnership can be predicted at this time.

   The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership's operations and potential appreciation of its Systems. There can be no assurance that the final form of regulation will not have a material adverse impact on the Partnership's operations.

   The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecommunications Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

   The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations.

CABLE RATE REGULATION

   The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

   Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

   As of December 31, 1999, none of the Partnership's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

   The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of packaged, non-"premium", programming services typically containing satellite-delivered programming.

   The 1996 Telecom Act, however, provides special rate relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenue exceeding $250 million, cable programming service tier rate regulation was automatically eliminated. All of the Partnership's systems qualify for this cable programming service tier deregulation. The elimination of cable programming service tier regulation, which is the rate regulation of a particular level of packaged programming services, typically referring to the expanded basic level of services, in a prospective basis affords the Partnership substantially greater pricing flexibility.

   Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership's systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules. To the extent the Partnership's systems remain rate regulated on the basic service tier, this regulatory option affords the Partnership significant regulatory options.

   The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002.

   Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, became sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations if unregulated cost rates increase dramatically. Should this occur, all rate deregulation including that applicable to small operators like the Partnership could be jeopardized. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

CABLE ENTRY INTO TELECOMMUNICATIONS

   The 1996 Telecom Act creates a more favorable environment for the Partnership to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

   Cable entry into telecommunications will be affected by the regulatory landscape now being developed by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. However, most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court effectively upheld most of the FCC interconnection regulations. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain subject to administrative and judicial appeal. If the FCC's current list of unbundled network elements is upheld on appeal, it could facilitate the provision of telecommunications services by new entrants, including the Partnership.

INTERNET SERVICE

   There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing commercial leased access rules (originally designed for video programming) to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authority to impose these type of conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held, and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Partnership may have or develop for providing Internet service.

TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION

   The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers currently are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission.

   Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on entities pursuing open video system operation.

   Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

   The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

ADDITIONAL OWNERSHIP RESTRICTIONS

   The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecommunications Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Cable Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television and multichannel multipoint distribution service facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate satellite master antenna television systems within their franchise area, provided that their operation is consistent with local cable franchise requirements.

   Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision has been stayed pending further judicial review and FCC rulemaking.

MUST CARRY/RETRANSMISSION CONSENT

   The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on the Partnership's business.

   To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although these provisions may affect the operations of the Partnership in the future, depending on factors such as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are renegotiated. (As of the date of this filing, retransmission consent agreements are pending with certain broadcasters affecting systems serving approximately 6,864 basic subscribers. Although the Partnership expects to reach agreement with the broadcasters, no assurances can be given that such agreements can be obtained or that they will not result in increased operating costs to the Partnership.)

   The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunication offerings. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

ACCESS CHANNELS

   Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. The Partnership believes that requests for commercial leased access carriages have been relatively limited. A new request has been forwarded to the FCC, however, requesting that unaffiliated Internet service providers be found eligible for commercial leased access. Although the Partnership does not believe this use is in accord with the governing statute, a contrary ruling could lead to substantial leased activity by Internet service providers and disrupt the Partnership's plans for Internet service.

ACCESS TO PROGRAMMING

   To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on the Partnership, but would limit potential competitive advantages the Partnership enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

   In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This ruling by the FCC may limit the extent to which the Partnership along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for the Partnership to provide service in multiple dwelling unit complexes.

OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION

   In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as:

   -  equal employment opportunity,

   -  subscriber privacy,

   -  programming practices, including, among other things,

      - syndicated program exclusivity

      - network program nonduplication,

      - local sports blackouts,

      - indecent programming,

      - lottery programming,

      - political programming,

      - sponsorship identification,

      - children's programming advertisements, and

      - closed captioning,

   -  registration of cable systems and facilities licensing,

   -  maintenance of various records and public inspection files,

   -  aeronautical frequency usage,

   -  lockbox availability,

   -  antenna structure notification,

   -  tower marking and lighting,

   -  consumer protection and customer service standards,

   -  technical standards,

   -  consumer electronics equipment compatibility, and

   -  emergency alert systems.

   The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

   The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

   Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

   Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and BroadcastMusic, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated settlement with BMI has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for ASCAP music based on the previously negotiated BMI rate. Although the Partnership cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees that they may be required to pay for past and future use of association-controlled music, the Partnership does not believe these license fees will be significant to the Partnership's business and operations.

STATE AND LOCAL REGULATION

   Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

   The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

   Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

   Under the 1996 Telecom Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of these services. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

ITEM 2. PROPERTIES

   The Partnership's cable television systems are located in and around LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 15,065 homes as of December 31, 1999. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

   None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   (a) There is no established public trading market for the Partnership's units of limited partnership interest.

   (b) The approximate number of equity holders as of December 31, 1999, is as follows:

Limited Partners:          975
General Partners:            1

   (c) During 1999, 1998, 1997, 1996 and 1995, the Partnership made no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------------------------------
                                1999            1998            1997            1996            1995
                           -----------     -----------     -----------     -----------     -----------
SUMMARY OF OPERATIONS:
Revenue                    $ 4,974,846     $ 4,876,464     $ 4,665,100     $ 4,499,588     $ 3,529,252
Operating income (loss)        466,394         310,189         304,133         374,200          46,771
Gain (loss) on sale of
  assets                             0               0               0               0         (11,627)

Gain on sale of system               0               0               0               0       3,391,978
Net income (loss)             (403,306)       (634,150)       (682,930)       (705,502)      2,669,199
Net income (loss) per
  limited partner unit
  (weighted average)               (21)            (33)            (35)            (37)            138
Cumulative tax losses
  per limited partner
  unit                            (520)           (520)           (520)           (470)           (398)


                                                                  DECEMBER 31,
                              --------------------------------------------------------------------------------
                                   1999             1998             1997             1996             1995
                              ------------     ------------     ------------     ------------     ------------
BALANCE SHEET DATA:
Total assets                  $ 12,044,826     $ 13,197,193     $ 13,826,582     $ 15,093,913     $  9,682,978
Notes payable                   10,272,182       10,625,000       10,925,000       11,375,000        5,618,000
Total liabilities               11,010,310       11,759,371       11,754,610       12,339,011        6,222,574
General partner's
  deficit                          (69,873)         (65,840)         (59,498)         (52,669)         (45,614)
Limited partner's
  capital                        1,104,389        1,503,662        2,131,470        2,807,571        3,506,018
Distribution per
  limited partner unit                   0                0                0                0                0
Cumulative distributions
  per limited partner unit               0                0                0                0                0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1999 AND 1998

   Total revenue reached $4,974,846 for the year ended December 31, 1999, representing an increase of approximately 2% over 1998. This increase is primarily attributable to rate increases during 1999. Of the 1999 revenue, $3,782,420 (76%) is derived from subscriptions to basic services, $432,515 (9%) from subscriptions to premium services, $193,167 (4%) from subscriptions to tier services, $124,594 (2%) from installation charges, $50,344 (1%) from service maintenance revenue, and $391,806 (8%) from other sources.

   The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                   1999         1998       1997        1996        1995        1994
                 --------    --------    --------    --------    --------    --------
Basic Rate       $  25.95    $  24.65    $  23.65    $  22.85    $  20.75    $  19.80
Tier Rate            7.95        7.40        7.20        6.20        4.60        3.50
HBO Rate            10.50       10.50       11.00        9.70       11.25       11.35
Cinemax Rate         7.50        8.00        8.00        7.80        9.00        9.10
Showtime Rate        8.25        7.00        6.00        9.30          --       10.45
Disney Rate          8.60        8.60        8.50        8.20        9.00        9.40
Encore Rate          1.50        1.50          --          --          --          --
Starz                6.75        7.00          --          --          --          --
Service
 Contract Rate       2.05        2.10        2.15        2.15        2.45        2.65

   Operating expenses totaled $500,673 for the year ended December 31, 1999, representing a decrease of approximately 2% over 1998. The reduction of personnel in the Aliceville, Alabama system resulted in reduced salary and benefit costs. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects operating expenses to increase in the future.

   General and administrative expenses totaled $1,188,209 for the year ended December 31, 1999, representing an increase of approximately 5% from 1998. This increase is due to increased salaries and benefits, copyright fees, franchise fees and administrative overhead.

   Programming expenses totaled $1,245,586 for the year ended December 31, 1999, representing an increase of approximately 2% over 1998. This increase is due to increased costs charged by various program suppliers. As programming costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

   Depreciation and amortization expense decreased from $1,701,823 in 1998 to $1,573,984 in 1999 (approximately 8%). This is primarily due to organization costs becoming fully amortized in 1998, offset by depreciation and amortization on plant, equipment and intangible assets acquired during 1999.

   Interest expense decreased from $908,651 in 1998 to $819,119 in 1999 (approximately 10%). The Partnership's average bank debt balance decreased from approximately $10,775,000 in 1998 to $10,448,591 in 1999, due to principal payments made in 1999, net of additional loan proceeds of $182,000. In addition, the Partnership's effective interest rate decreased from 8.22% in 1998 to 7.855% in 1999.

   In 1999, the Partnership generated a net loss of $403,306. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 1999. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

1998 AND 1997

   Total revenue reached $4,876,464 for the year ended December 31, 1998, representing an increase of approximately 5% over 1997. This increase was primarily attributable to rate increases during 1998. Of the 1998 revenue, $3,687,185 (76%) is derived from subscriptions to basic services, $442,162 (9%) from subscriptions to premium services, $168,569 (3%) from subscriptions to tier services, $113,380 (2%) from installation charges, $47,444 (1%) from service maintenance revenue, and $417,724 (9%) from other sources.

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

   Depreciation and amortization expense increased from $1,577,434 in 1997 to $1,701,823 in 1998 (approximately 8%). This is primarily due to depreciation and amortization on plant, equipment and intangible assets acquired during 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

   During 1999, the Partnership's primary source of liquidity was cash flow from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 1999, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and debt service. Management estimates for 2000 that cash generated from monthly subscriber billings is sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan.

   As of the date of this filing, the Partnership's term loan balance was $10,272,182. Certain fixed rate agreements in effect as of September 30, 1999 expired during the fourth quarter of 1999, and the Partnership entered into new fixed rate agreements. Currently, the interest rates on the credit facility are as follows: $7,300,000 fixed at 7.74% under the terms of a swap agreement with the Partnership's lender, expiring December 31, 2000; and $2,475,000 at LIBOR based rate of 8.14% expiring June 13, 2000 and $300,000 at LIBOR based rate of 8.18375% expiring March 31, 2000 and $182,000 fixed at 8.25%. The balance of $15,182 bears interest at the prime rate plus 0.25% (currently 9.0%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

   The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements in the Partnership's statements of operations.

   The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps are $7,300,000 at December 31, 1999. Notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates. The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

                                                                Expected Maturity Date
                                   2000         2001          2002          2003          2004              Total
Liabilities
Debt Maturity                  $ 670,241    $ 873,950    $ 8,616,179      $ 28,218      $ 83,594       $ 10,272,182
Debt Interest Payments           799,920      731,961        643,675         8,141         5,749          2,189,446
Average Interest Rate              7.855%       7.855%         7.855%        7.855%        7.855%             7.855%

Interest Rate Swaps
Variable to Fixed
Notional Amount               $7,000,000                                                                 $7,000,000
Average Pay Rate*                  5.740%                                                                     5.740%
Average Receive Rate*              5.509%                                                                     5.509%


  *plus an applicable margin, currently 2.0%

   It is the Partnership's policy to renegotiate swap agreements on or near expiration.

   Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 5.50 to 1 and a Cash flow to Debt Service Ratio of 1.25 to 1, a limitation on the maximum amount of capital expenditures of $700,000, excluding costs for the office site in LaConner, Washington, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 1999, the Partnership was out of compliance with its capital expenditure limits; however, an appropriate waiver has been obtained from the Partnership's creditor.


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

CAPITAL EXPENDITURES

   During 1999, the Partnership incurred approximately $980,000 in capital expenditures. These expenditures included the construction on a new office building, digital advertising insertion equipment and the continued system upgrade to 400 MHz in the LaConner, WA system; a series of quality assurance projects, digital advertising insertion equipment, a vehicle replacement, channel additions and line extensions in the Aliceville, AL system; and the initial phase of a fiber backbone project in the Swainsboro, GA system. The LaConner office building is being financed by a revolving note with maximum borrowings of up to $310,000 converting to a fixed rate note upon completion of construction. All other capital expenditures for 1999 were financed through cash provided by operations.

   Management estimates that the Partnership will spend approximately $720,000 on capital expenditures in 2000. These expenditures include a continuing system upgrade to 400 MHz, a vehicle replacement and completion of the new office building for the LaConner, WA system; the start of a system upgrade, office remodel, channel additions and continuing quality assurance projects in the Aliceville, AL system; and the completion of a fiber backbone which will lead to a future system upgrade to 450 MHz, a vehicle replacement and various line extensions in the Swainsboro, GA system.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The audited financial statements of the Partnership for the years ended December 31, 1999, 1998 and 1997 are included as a part of this filing (see Item 14(a)(1) below).

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

   JOHN S. WHETZELL (AGE 58). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 25 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

   JOHN E. IVERSON (AGE 63). Mr. Iverson is the Assistant Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member of the law firm of Ryan, Swanson & Cleveland, PLLC, Northland's general counsel. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 35 years. Mr. Iverson is the past president and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

   RICHARD I. CLARK (AGE 42). Mr. Clark has served as Vice President of Northland since March 1982. He has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. He also serves as Vice President and Director of all subsidiaries of Northland Telecommunications Corporation. Mr. Clark was elected Treasurer in April 1987, prior to which he served as Secretary from March 1982. Mr. Clark was an original incorporator of Northland and is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 19 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

   JAMES E. HANLON (AGE 66). Since June 1985, Mr. Hanlon has been a Divisional Vice President for Northland and is currently responsible for the management of systems serving subscribers in Texas, Alabama and parts of Mississippi. Prior to his association with Northland, he served as Chief Executive of M.C.T. Communications, a cable television company, from 1981 to June 1985. His responsibilities included supervision of the franchise, construction and operation of a cable television system located near Tyler, Texas. From 1979 to 1981, Mr. Hanlon was President of the CATV Division of Buford Television, Inc., and from 1973 to 1979, he served as President and General Manager of Suffolk Cablevision in Suffolk County, New York. Mr. Hanlon has also served as Vice President and Corporate Controller of Viacom International, Inc. and Division Controller of New York Yankees, Inc. Mr. Hanlon has a Bachelor of Science degree in Business Administration from St. Johns University.

   JAMES A. PENNEY (AGE 45). Mr. Penney is Vice President and General Counsel for Northland Telecommunications Corporation and each of its subsidiaries and has served in this role since September 1985. He was elected Secretary in April 1987. Mr. Penney is responsible for advising all Northland systems with regard to legal and regulatory matters, and also is involved in the acquisition and financing of new cable systems. From 1983 until 1985 he was associated with the law firm of Ryan, Swanson &

Cleveland, Northland's general counsel. Mr. Penney holds a Bachelor of Arts Degree from the University of Florida and a Juris Doctor from The College of William and Mary, where he was a member of The William and Mary Law Review.

   GARY S. JONES (AGE 42). Mr Jones is Vice President for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

   RICHARD J. DYSTE (AGE 54). Mr. Dyste has served as Vice President- Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

   H. LEE JOHNSON (AGE 56). Mr. Johnson has served as Divisional Vice President for Northland's Statesboro, Georgia regional office since March 1994. He is responsible for the management of systems serving subscribers in Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 29 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

R. GREGORY FERRER (AGE 44). Mr. Ferrer is a Vice President of Northland. He joined Northland in March 1984 as Assistant Controller and was promoted to Assistant treasurer in 1986. Mr. Ferrer became Vice President of Northland Communications Corporation in 1988 and in December of 1998, he was promoted to Vice President of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland's property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant with Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

   MATTHEW J. CRYAN (AGE 35). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and program analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

ITEM 11. EXECUTIVE COMPENSATION

   The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 1999 as indicated in Note 3 to the Notes to Financial Statements--December 31, 1999 (see Items 14(a)(1) and 13(a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 1999 is as follows:


                                                AMOUNT AND NATURE
                           NAME AND ADDRESS        OF BENEFICIAL       PERCENT OF
     TITLE OF CLASS       OF BENEFICIAL OWNER        OWNERSHIP            CLASS
   -----------------     --------------------   ------------------    ------------
   General Partner's     Northland                  (See Note A)      (See Note A)
        Interest           Communications
                           Corporation
                           1201 Third Avenue
                           Suite 3600
                           Seattle,
                           Washington 98101

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

   NCP-Seven serves as the executive managing agent for one of the Partnership's cable television systems and is reimbursed for certain operating and administrative expenses.

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

   See Note 3 of the Notes to Financial Statements--December 31, 1999 for disclosures regarding transactions with the General Partner and affiliates.

The following schedule summarizes these transactions:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1999           1998           1997
                                       ---------      ---------      ---------
Partnership management fees            $ 248,851      $ 243,823      $ 233,249
Operating expense reimbursements         244,730        270,368        275,758
Software installation and
  billing service fees to NCSC            40,276         41,275         35,791
Reimbursements (to)/from
  Affiliates                             (99,498)       (39,028)       (47,598)
Local Advertising Services                23,233         18,218         27,936
Local Programming Services                33,615         49,365         22,247
Amounts due to (from) General
  Partner and affiliates at year end       5,592         81,682         34,201

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

   (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Assistant Secretary of the Managing General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the Managing General Partner and the Partnership.

   (c) INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                SEQUENTIALLY
                                                                                  NUMBERED
                                                                                    PAGE
                                                                                ------------
(1) FINANCIAL STATEMENTS:

    Report of Independent Public Accountants....................................    ____

    Balance Sheets--December 31, 1999 and 1998..................................    ____

    Statements of Operations for the years ended December 31, 1999, 1998
     and 1997...................................................................    ____

    Statements of Changes in Partners' Capital (Deficit) for the years ended
     December 31,  1999, 1998 and 1997..........................................    ____

    Statements of Cash Flows for the years ended December 31, 1999,
     1998 and 1997..............................................................    ____

    Notes to Financial Statements--December 31, 1999............................    ____


  EXHIBITS:
  --------
    4.1       Amended and Restated Agreement of Limited Partnership(1)

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

   10.4       Management Agreement with Northland Communications Corporation(1)

   10.5       First, Second and Third Amendment to Agreement of Purchase and
              Sale with Santiam Cable Vision, Inc.(1)

   10.6       Operating Management Agreement with Northland Cable Properties
              Seven Limited Partnership(1)

   10.7       Assignment and Transfer Agreement with Northland
              Telecommunications Corporation for the purchase of the LaConner
              System(2)

   10.8       Gates Franchise(1)

   10.9       Stayton Franchise(1)

   10.10      Mill City Franchise(1)

   10.11      Detroit Franchise(1)

  EXHIBITS:
  --------
   10.12      Idanha Franchise(1)

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

   10.35      Franchise Agreement with Greene County, AL - Assignment and
              Assumption Agreement dated November 10, 1994.(7)

   10.36      Franchise Agreement with Town of Kennedy, AL - Assignment and
              Assumption Agreement dated August 15, 1994.(7)

   10.37      Franchise Agreement with Lamar County, AL - Assignment and
              Assumption Agreement dated August 8, 1994.(7)

   10.38      Franchise Agreement with City of Marion, AL - Assignment and
              Assumption Agreement dated August 1, 1994.(7)

  EXHIBITS:
  --------
   10.39      Franchise Agreement with Town of Millport, AL - Assignment and
              Assumption Agreement dated August 18, 1994.(7)

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

   10.45      First Amendment to Amended and Restated Credit Agreement between
              Northland Cable Properties Eight Limited Partnership and U.S. Bank
              National Association dated March 30, 1998.(10)


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

(6) Incorporated by reference from the Partnership's Form 8-K dated November 11, 1994.

(7) Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1994.

(8) Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9) Incorporated by reference from the Partnership's Form 8-K dated January 5, 1996.

(10) Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1998.

(b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTHLAND CABLE PROPERTIES EIGHT LIMITED
                                       PARTNERSHIP

                                       By: NORTHLAND COMMUNICATIONS CORPORATION
                                                    (Managing General Partner)

Date:                                  By   /s/  John S. Whetzell
      --------------------                --------------------------------------
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

              SIGNATURES                      CAPACITIES                              DATE
              ----------                      ----------                              ----
/s/     John S. Whetzell             Chief executive officer of registrant;         _________
--------------------------------     chief executive officer and chairman of the
        John S. Whetzell             board of directors of Northland Communications
                                     Corporation


/s/     Richard I. Clark             Director of Northland Communications           _________
--------------------------------     Corporation
        Richard I. Clark


/s/     John E. Iverson              Director of Northland Communications           _________
--------------------------------     Corporation
        John E. Iverson

/s/     Gary S. Jones                Vice President and principal accounting        _________
--------------------------------     officer of Northland Communications
        Gary S. Jones                Corporation

                                 EXHIBITS INDEX

                                                 SEQUENTIALLY
 EXHIBIT                                          NUMBERED
 NUMBER        DESCRIPTION                          PAGE
--------       -----------                       ------------
  27.0         Financial Data Schedule.

                        NORTHLAND CABLE PROPERTIES EIGHT
                               LIMITED PARTNERSHIP

                          FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1999 AND 1998
                          TOGETHER WITH AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





Seattle, Washington,
  January 28, 2000

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                         1999              1998
                                                     ------------      ------------
CASH                                                 $    316,123      $    800,110

ACCOUNTS RECEIVABLE                                       111,341           108,011

DUE FROM AFFILIATES                                         2,445            26,295

PREPAID EXPENSES                                           71,698            60,971

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment, at cost                  12,366,457        11,454,452
      Less- Accumulated depreciation                   (5,682,821)       (4,641,375)
                                                     ------------      ------------
                                                        6,683,636         6,813,077
   Franchise agreements (net of accumulated
      amortization of $2,539,971 in 1999 and
      $2,145,760 in 1998)
                                                        4,665,011         5,059,222
   Loan fees and other intangibles (net of
      accumulated amortization of $594,610 in
      1999 and $504,157 in 1998)
                                                           78,075           209,050
   Goodwill (net of accumulated amortization of
      $41,912 in 1999 and $37,952 in 1998)
                                                          116,497           120,457
                                                     ------------      ------------
            Total investment in cable television
               properties                              11,543,219        12,201,806
                                                     ------------      ------------

            Total assets                             $ 12,044,826      $ 13,197,193
                                                     ============      ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
   Accounts payable and accrued expenses             $    514,549      $    778,917
   Due to General Partner and affiliates                    8,037           107,977
   Deposits                                                 7,952            10,002
   Subscriber prepayments                                 207,590           237,475
   Term loan                                           10,272,182        10,625,000
                                                     ------------      ------------
            Total liabilities                          11,010,310        11,759,371
                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL (DEFICIT):
   General Partner-
      Contributed capital                                   1,000             1,000
      Accumulated deficit                                 (70,873)          (66,840)
                                                     ------------      ------------
                                                          (69,873)          (65,840)
                                                     ------------      ------------
   Limited partners-
      Contributed capital, net -
         19,087 units                                   8,120,820         8,120,820
      Accumulated deficit                              (7,016,431)       (6,617,158)
                                                     ------------      ------------
                                                        1,104,389         1,503,662
                                                     ------------      ------------
            Total liabilities and partners'
               capital (deficit)                     $ 12,044,826      $ 13,197,193
                                                     ============      ============


      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                 1999               1998                1997
                                                             -----------        -----------        -----------
REVENUE                                                      $ 4,974,846        $ 4,876,464        $ 4,665,100
                                                             -----------        -----------        -----------
EXPENSES:
   Operating (including $60,576, $30,156 and $52,697,
      net, paid to affiliates in 1999, 1998 and 1997,
      respectively)                                              500,673            513,323            505,658
   General and administrative (including $500,749,
      $496,332 and $489,975 paid to affiliates in
      1999, 1998 and 1997, respectively)                       1,188,209          1,130,734          1,143,911
   Programming (including $71,510, $2,066 and $40,219,
      net, paid to affiliates in 1999, 1998 and 1997,
      respectively)                                            1,245,586          1,220,395          1,133,964
   Depreciation and amortization                               1,573,984          1,701,823          1,577,434
                                                             -----------        -----------        -----------
                                                               4,508,452          4,566,275          4,360,967
                                                             -----------        -----------        -----------
            Operating income                                     466,394            310,189            304,133

OTHER INCOME (EXPENSE):
   Interest income                                                14,875             15,817             21,328
   Interest expense                                             (819,119)          (908,651)          (965,873)
   Other expense                                                 (65,456)           (51,505)           (42,518)
                                                             -----------        -----------        -----------
            Net loss                                            (403,306)       $  (634,150)       $  (682,930)
                                                             ===========        ===========        ===========

ALLOCATION OF NET LOSS:
   General Partner                                           $    (4,033)       $    (6,342)       $    (6,829)
                                                             ===========        ===========        ===========

   Limited partners                                          $  (399,273)       $  (627,808)       $  (676,101)
                                                             ===========        ===========        ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                        $       (21)       $       (33)       $       (35)
                                                             ===========        ===========        ===========



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                 General          Limited
                                 Partner          Partners           Total
                               -----------      -----------      -----------
BALANCE, December 31, 1996     $   (52,669)     $ 2,807,571      $ 2,754,902

   Net loss                         (6,829)        (676,101)        (682,930)
                               -----------      -----------      -----------
BALANCE, December 31, 1997         (59,498)       2,131,470        2,071,972

   Net loss                         (6,342)        (627,808)        (634,150)
                               -----------      -----------      -----------
BALANCE, December 31, 1998         (65,840)       1,503,662        1,437,822

   Net loss                         (4,033)        (399,273)        (403,306)
                               -----------      -----------      -----------
BALANCE, December 31, 1999     $   (69,873)     $ 1,104,389      $ 1,034,516
                               ===========      ===========      ===========



        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                     1999             1998             1997
                                                                 -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $  (403,306)     $  (634,150)     $  (682,930)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
      Depreciation and amortization expense                        1,573,984        1,701,823        1,577,434
      Amortization of loan fees                                       53,506           51,505           42,518
      Loss on sale of property                                        11,950               --               --
      (Increase) decrease in operating assets:
         Accounts receivable                                          (3,330)          (6,239)           3,605
         Due from affiliates                                          23,850          (26,295)              --
         Prepaid expenses                                            (10,727)           1,482              138
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                      (264,369)         153,344           45,751
         Due to General Partner and affiliates                       (99,940)          73,776         (231,277)
         Deposits                                                     (2,050)          (2,198)          (5,600)
         Subscriber prepayments                                      (29,885)          79,839           56,725
                                                                 -----------      -----------      -----------
            Net cash provided by operating activities                849,683        1,392,887          806,364
                                                                 -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net                          (979,928)        (672,390)        (738,043)
   Increase in intangibles                                                --          (27,153)              --
   Proceeds from sale of property                                      2,175               --               --
                                                                 -----------      -----------      -----------
            Net cash used in investing activities                   (977,753)        (699,543)        (738,043)
                                                                 -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                        182,000               --               --
   Principal payments on note payable                               (534,818)        (300,000)        (450,000)
   Loan fees                                                          (3,099)         (56,255)              --
                                                                 -----------      -----------      -----------
            Net cash used in financing activities                   (355,917)        (356,255)        (450,000)
                                                                 -----------      -----------      -----------
(DECREASE) INCREASE IN CASH                                         (483,987)         337,089         (381,679)

CASH, beginning of year                                              800,110          463,021          844,700
                                                                 -----------      -----------      -----------
CASH, end of year                                                $   316,123      $   800,110      $   463,021
                                                                 ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                        $   854,903      $ 1,066,353      $   986,979
                                                                 ===========      ===========      ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.  ORGANIZATION AND PARTNERS' INTERESTS:

Formation and Business

Northland Cable Properties Eight Limited Partnership (the Partnership), a Washington limited partnership, was formed on September 21, 1988, and began operations on March 8, 1989. The Partnership was formed to acquire, develop and operate cable television systems. Currently, the Partnership owns systems serving the city of La Conner, Washington and certain surrounding areas; Aliceville, Alabama and certain surrounding areas; and Swainsboro, Georgia and certain surrounding areas. The Partnership has 17 nonexclusive franchises to operate these cable systems for periods, which will expire at various dates through 2019, with one franchise extending to 2044.

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

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

      Buildings                                                      20 years
      Distribution plant                                             10 years
      Other equipment and leasehold improvements                   5-20 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated undiscounted future cash inflows attributable to the asset, less estimated undiscounted future cash outflows, is less than the carrying amount, an impairment loss is recognized.

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

Intangible Assets

Costs assigned to franchise agreements, loan fees and other intangibles, and goodwill are being amortized using the straight-line method over the following estimated useful lives:

        Franchise agreements                                  8-40 years
        Loan fees and other intangibles                        1-5 years
        Goodwill                                                40 years

Revenue Recognition

Cable television service revenue, including service maintenance and installation revenues, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $142,053, $153,797, and $154,578 in 1999, 1998 and 1997, respectively.

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

The Partnership is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The notional amounts of these interest rate swaps is $7,300,000 at December 31, 1999. These notional amounts do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to the Partnership through its use of derivatives. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership's case are interest rates.

The use of derivatives does not have a significant effect on the Partnership's result of operations or its financial position.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133," the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

Staff Accounting Bulletin (SAB) No. 101 - In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ended March 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

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

3.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $248,851, $243,823, and $233,249 for 1999, 1998 and 1997,
respectively.

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

The limited partners' total initial contributions to capital were $9,568,500 ($500 per limited partnership unit). As of December 31, 1999, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).

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

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $244,730, $270,368, and $275,758 for the years ended December 31, 1999, 1998 and
1997, respectively.

In 1999, 1998 and 1997, the Partnership was charged software installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $40,276, $41,275, and $35,791, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $99,498, $39,028, and $47,598 under the terms of these agreements during 1999, 1998 and 1997, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner was formed to assist in the development of local advertising markets and the management and training of local sales staff. CAC billed the Partnership $23,233, $18,218, and $27,936 in 1999, 1998 and 1997, respectively, for these services.

In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN were $33,615, $49,365 and $22,247 during 1999, 1998 and 1997, respectively.

Due to General Partner and Affiliates

                                           1999         1998
                                         --------     --------
Management fees                          $     --     $ 41,962
Reimbursable operating costs                   --       54,323
Other amounts due to affiliates, net        8,037       11,692
                                         --------     --------
                                         $  8,037     $107,977
                                         ========     ========

4.  PROPERTY AND EQUIPMENT:

                                      December 31,
                             ----------------------------
                                1999            1998
                             -----------     -----------
Land and buildings           $   203,718     $   205,171
Distribution plant            11,284,388      10,585,052
Other equipment                  615,561         573,132
Construction in progress         262,790          91,097
                             -----------     -----------
                             $12,366,457     $11,454,452
                             ===========     ===========

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                 December 31,
                            ---------------------
                              1999         1998
                            --------     --------
Accounts payable            $111,446     $338,505
Interest                      10,049       45,833
Programmer license fees      141,993      130,695
Franchise fees                55,609       48,351
Pole rental                   71,654       50,985
Other                        123,798      164,548
                            --------     --------
                            $514,549     $778,917
                            ========     ========

6.  TERM LOAN:

                                                                                           December 31,
                                                                                    ---------------------------
                                                                                        1999            1998
                                                                                    -----------     -----------
Term loan, amended and restated on March 30, 1998, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; currently 7.848% (weighted average). Graduated principal payments plus interest are due quarterly until
   maturity on December 31, 2002                                                    $10,090,182     $10,625,000

Additional drawdown of the term loan issued under the Company's March 30, 1998 term loan, for a new office in LaConner, Washington, collateralized by a first lien position on all present and future assets of the Partnership
   Additional draws will be taken in 2000. The final loan balance will be approximately $310,000. Interest is fixed at 8.25%. Fixed payments of
   principal plus interest are due monthly until maturity on December 31, 2004          182,000              --
                                                                                    -----------     -----------
                                                                                    $10,272,182     $10,625,000
                                                                                    ===========     ===========

Annual maturities of term loan after December 31, 1999 are as follows:

                    2000                             $   670,241
                    2001                                 873,950
                    2002                               8,616,179
                    2003                                  28,218
                    2004                                  83,594
                                                     -----------
                                                     $10,272,182
                                                     ===========

Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 5.50 to 1 and a Cash Flow to Debt Service Ratio of
1.25 to 1, and a limitation on the maximum amount of capital expenditures of $700,000, excluding costs for the office site in LaConner, Washington, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 1999, the Partnership was out of compliance with its capital expenditure limits; however, an appropriate waiver has been obtained from the Partnership's creditor.

The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates. At December 31, 1999, the Partnership had outstanding an interest rate swap agreement with its bank, having a notional principal amount of $7,300,000. This agreement effectively changes the Partnership's interest rate exposure to a fixed rate of 5.74%, plus an applicable margin based on certain financial covenants (the margin at December 31, 1999 was 2.00%). The maturity date of the swap is December 31, 2000.

At December 31, 1999, the Partnership would have received from the counterparty $45,056 to settle this agreement based on fair value estimates received from the financial institution.

7.  INCOME TAXES:

Income taxes payable have not been recorded in the accompanying financial statements because they are obligations of the partners. The federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

The tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification or in changes with respect to the income or loss, the tax liability of the partners would likely be changed accordingly.

There was no taxable income to the limited partners in any of the three years in the periods ended December 31, 1999. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under generally accepted accounting principles. Traditionally, there are no other significant differences between taxable income and the net income reported in the statements of operations.

The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners' Capital Account. Such excess losses are reallocated to the General Partner ("Reallocated Limited Partner Losses"). In general, in subsequent years, 100% of the Partnership's net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

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

8.  COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $122,851, $111,412 and $118,129 in 1999, 1998 and 1997, respectively. Minimum lease payments through the end of the lease terms are as follows:

2000                        $ 3,300
2001                          3,300
2002                          3,300
2003                          3,100
2004                          3,100
Thereafter                   36,600
                            -------
                            $52,700
                            =======

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 1999, 1998 and 1997, respectively, the Partnership was charged $7,304, $7,370 and $7,346 by the fund. As of December 31, 1999, the fund had a balance of $360,815.