Form 10-Q
period 2000-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2000-05-12
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended MARCH 31, 2000

                                       or

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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)

                                                      March 31,        December 31,
                                                        2000               1999
                                                    ------------       ------------
                                       ASSETS

Cash                                                $    385,458       $    316,123
Accounts receivable                                      120,155            111,341
Due from affiliates                                        5,501              2,445
Prepaid expenses                                          47,722             71,698
Property and equipment, net of accumulated
  depreciation of $5,959,275 and $5,682,821,
  respectively                                         6,482,413          6,683,636
Intangible assets, net of accumulated
  amortization of $3,287,217 and $3,176,493,
  respectively                                         4,748,859          4,859,583

                                                    ------------       ------------
Total assets                                        $ 11,790,108       $ 12,044,826
                                                    ============       ============


                          LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $    393,207       $    514,549
Due to managing general partner and affiliates            15,128              8,037
Converter deposits                                         7,492              7,952
Subscriber prepayments                                   225,662            207,590
Notes payable                                         10,207,082         10,272,182

                                                    ------------       ------------
      Total liabilities                               10,848,571         11,010,310
                                                    ------------       ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                1,000              1,000
   Accumulated deficit                                   (71,803)           (70,873)

                                                    ------------       ------------
                                                         (70,803)           (69,873)
                                                    ------------       ------------

 Limited Partners:
   Contributed capital, net                            8,120,820          8,120,820
   Accumulated deficit                                (7,108,480)        (7,016,431)

                                                    ------------       ------------
                                                       1,012,340          1,104,389
                                                    ------------       ------------

      Total partners' equity                             941,537          1,034,516
                                                    ------------       ------------

Total liabilities and partners' equity              $ 11,790,108       $ 12,044,826
                                                    ============       ============

The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)

                                                   For the three months
                                                     ended March 31,
                                              -----------------------------
                                                  2000              1999
                                              -----------       -----------
Service revenues                              $ 1,267,979       $ 1,229,793

Expenses:
  Operating (including $18,194
     and $14,226 to affiliates in 2000
     and 1999, respectively)                      135,736           113,101
  General and administrative (including
     $160,459 and $124,323 to affiliates
     in 2000 and 1999, respectively)              297,445           277,424
  Programming (including $18,937
     and $23,710 to affiliates in 2000
     and 1999, respectively)                      325,257           315,396
  Depreciation and amortization                   379,673           416,970

                                              -----------       -----------
                                                1,138,111         1,122,891
                                              -----------       -----------

Income from operations                            129,868           106,902

Other income (expense):
   Interest expense                              (217,372)         (217,844)
   Amortization of loan fees                       (7,504)          (13,645)
   Interest income and other                        2,028             3,183
                                              -----------       -----------
                                                 (222,848)         (228,306)
                                              -----------       -----------

Net loss                                      $   (92,980)      $  (121,404)
                                              ===========       ===========

Allocation of net loss:

   General Partners                           $      (930)      $    (1,214)
                                              ===========       ===========

   Limited Partners                           $   (92,050)      $  (120,190)
                                              ===========       ===========

Net loss per limited partnership unit:
 (19,087 units for both periods)              $        (5)      $        (6)
                                              ===========       ===========

Net loss per $1,000 investment                $       (10)      $       (12)
                                              ===========       ===========

The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)

                                                            For the three months
                                                              ended March 31,
                                                         -------------------------
                                                            2000            1999
                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (92,980)      $(121,404)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                           379,673         416,970
   Amortization of loan fees                                 7,504          13,645
   (Increase) decrease in operating assets:
     Accounts receivable                                    (8,814)         25,000
     Due from affiliates                                    (3,056)         23,070
     Prepaid expenses                                       23,976           8,656
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                (121,342)       (341,489)
     Due to managing general partner and affiliates          7,091         (46,754)
     Converter deposits                                       (460)           (460)
     Subscriber prepayments                                 18,072          27,442

                                                         ---------       ---------
Net cash from operating activities                         209,664           4,676
                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                    (75,229)       (123,769)


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net          97,400              --
Principal payments on borrowings                          (162,500)       (159,818)

                                                         ---------       ---------
Net cash used in financing activities                      (65,100)       (159,818)
                                                         ---------       ---------

INCREASE (DECREASE) IN CASH                                 69,335        (278,911)

CASH, beginning of period                                  316,123         800,111


                                                         ---------       ---------
CASH, end of period                                      $ 385,458       $ 521,200
                                                         =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest              $ 205,248       $ 219,563
                                                         =========       =========

The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 2000, its statements of operations and cash flows for the three months ended March 31, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

      Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an Amendment to FASB Statement No. 133" the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

      The Partnership has not yet quantified the impacts of adopting SFAS No. 133 on the financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, the statement could increase volatility in earnings and other comprehensive income.

(3) In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin will become effective for the quarter ended June 30, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

(4) Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues totaled $1,267,979 for the three months ended March 31, 2000, representing an increase of approximately 3% as compared to the same period in 1999. Of these revenues, $963,896 (76%) was derived from basic service charges, $104,012 (8%) from premium services, $51,556 (4%) from tier services, 29,586 (2%) from installation charges, $13,801 (1%) from service maintenance contracts and $105,128 (9%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1999.

Operating expenses totaled $135,736 for the three months ended March 31, 2000, representing an increase of approximately 20% as compared to the same period in 1999. This is mainly attributable to higher system maintenance, vehicle operating expense and pole rental expense offset by lower operating salaries.

General and administrative expenses totaled $297,445 for the three months ended March 31, 2000, representing an increase of approximately 7% over the same period in 1999. This is due to higher administrative salaries as well as increased property taxes, office supplies, property insurance and telephone expense offset by reduced bad debts and copyright fees.

Programming expenses totaled $325,257 for the three months ended March 31, 2000, remaining consistent with the same period in 1999. This is mainly due to higher costs charged by various program suppliers offset by reductions to advertising expenses and local programming expense.

Depreciation and amortization expense for the three months ended March 31, 2000 decreased approximately 9% over the same period in 1999. This is mainly due to assets becoming fully depreciated offset by depreciation on plant and equipment acquired during the last year.

Interest expense for the three months ended March 31, 2000 remained consistent with the same period in 1999. The average bank debt outstanding decreased from $10,615,695 during the first quarter of 1999 to $10,337,848 during the first quarter of 2000. The Partnership's effective interest rate increased from 8.21% during the first quarter of 1999 to 8.41% during the first quarter of 2000.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 5.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At March 31, 2000, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $10,207,082. Certain fixed rate agreements in place as of December 31, 1999 expired during the first quarter of 2000, and the partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,200,000 fixed at 7.74% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,475,000 fixed at 8.14%, expiring June 16, 2000, $200,000 fixed at 8.28%
expiring June 30, 2000, $279,400 fixed at 8.25% and $52,682 at prime (currently 9.25%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 2000, the Partnership incurred approximately $75,000 in capital expenditures including the continued construction of a new office building in the LaConner, WA system; the start of a series of quality assurance projects in the Aliceville, AL system; and line extensions in the Swainsboro, GA system.

Planned expenditures for the balance of 2000 include an ongoing system upgrade to a minimum of 400 MHz, a vehicle replacement and the completion of a new office building in the LaConner, WA system; the start of a system upgrade and continuing quality assurance projects in the Aliceville, AL system; and the completion of a fiber backbone which will lead to a future system upgrade to 550 MHz, a vehicle replacement and various line extensions in the Swainsboro, GA system.

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

      None

ITEM 3 Defaults upon senior securities

      None

ITEM 4 Submission of matters to a vote of security holders

      None

ITEM 5 Other information

      None

ITEM 6 Exhibits and Reports on Form 8-K


(a)   Exhibit index

      27.0  Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated:                     BY:  /s/ RICHARD I. CLARK
        ----------------      --------------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated:                     BY:  /s/ GARY S. JONES
        ----------------      --------------------------------
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

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                    BY: Northland Communications Corporation,
                        Managing General Partner



Dated:                     BY:
        ----------------      --------------------------------
                                    Richard I. Clark
                                    (Vice President/Treasurer)



Dated:                     BY:
        ----------------      --------------------------------
                                    Gary S. Jones
                                    (Vice President)