Form 10-Q
period 2000-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2000-08-11
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended JUNE 30, 2000

                                       or

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
(Unaudited)
(Prepared by the Managing General Partner)


                                                      June 30,          December 31,
                                                        2000               1999
                                                    ------------       ------------
                       ASSETS

Cash                                                $    336,745       $    316,123
Accounts receivable                                      105,616            111,341
Due from affiliates                                        4,879              2,445
Prepaid expenses                                          48,414             71,698
Property and equipment, net of accumulated
  depreciation of $6,241,014 and $5,682,821,
  respectively                                         6,403,218          6,683,636
Intangible assets, net of accumulated
  amortization of $3,401,377 and $3,176,493,
  respectively                                         4,640,187          4,859,583

                                                    ------------       ------------
Total assets                                        $ 11,539,059       $ 12,044,826
                                                    ============       ============

           LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses               $    405,751       $    514,549
Due to managing general partner and affiliates            33,431              8,037
Converter deposits                                         4,982              7,952
Subscriber prepayments                                   225,377            207,590
Notes payable                                         10,024,539         10,272,182

                                                    ------------       ------------
                  Total liabilities                   10,694,080         11,010,310
                                                    ------------       ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                1,000              1,000
   Accumulated deficit                                   (72,768)           (70,873)

                                                    ------------       ------------
                                                         (71,768)           (69,873)
                                                    ------------       ------------

 Limited Partners:
   Contributed capital, net                            8,120,820          8,120,820
   Accumulated deficit                                (7,204,073)        (7,016,431)

                                                    ------------       ------------
                                                         916,747          1,104,389
                                                    ------------       ------------


                  Total partners' equity                 844,979          1,034,516
                                                    ------------       ------------


Total liabilities and partners' equity              $ 11,539,059       $ 12,044,826
                                                    ============       ============


                  The accompanying notes to unaudited financial
              statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                   For the six months
                                                      ended June 30,
                                              -----------------------------
                                                  2000              1999
                                              -----------       -----------
Service revenues                              $ 2,550,923       $ 2,474,332

Expenses:
  Operating (including $36,992
     and $32,734 to affiliates in 2000
     and 1999, respectively)                      266,637           223,887
  General and administrative (including
     $323,348 and $284,579 to affiliates
     in 2000 and 1999, respectively)              611,749           567,963
  Programming (including $36,937
     and $41,417 to affiliates in 2000
     and 1999, respectively)                      664,475           637,101
  Depreciation and amortization                   768,187           816,506

                                              -----------       -----------
                                                2,311,048         2,245,457
                                              -----------       -----------

Income from operations                            239,875           228,875

Other income (expense):
   Interest expense                              (432,500)         (424,454)
   Amortization of loan fees                      (14,890)          (27,290)
   Interest income and other                        5,477             8,199
   Gain on disposal of assets                      12,500                 -
                                              -----------       -----------
                                                 (429,413)         (443,545)
                                              -----------       -----------


Net loss                                      $  (189,538)      $  (214,670)
                                              ===========       ===========


Allocation of net loss:

   General Partners                           $    (1,895)      $    (2,147)
                                              ===========       ===========


   Limited Partners                           $  (187,643)      $  (212,523)
                                              ===========       ===========


Net loss per limited partnership unit:
 (19,087 units for both time periods)         $       (10)      $       (11)
                                              ===========       ===========


Net loss per $1,000 investment                $       (20)      $       (22)
                                              ===========       ===========



                  The accompanying notes to unaudited financial
              statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)




                                                      For the three months
                                                          ended June 30,
                                                -------------------------------
                                                    2000                1999
                                                -----------         -----------
Service revenues                                $ 1,282,944         $ 1,244,539

Expenses:
  Operating (including $18,799
     and $18,508 to affiliates in 2000
     and 1999, respectively)                        130,901             110,786
  General and administrative (including
     $160,890 and $160,256 to affiliates
     in 2000 and 1999, respectively)                314,304             290,539
  Programming (including $18,000
     and $17,707 to affiliates in 2000
     and 1999, respectively)                        339,218             321,705
  Depreciation and amortization                     388,514             399,536

                                                -----------         -----------
                                                  1,172,937           1,122,566
                                                -----------         -----------

Income from operations                              110,007             121,973

Other income (expense):
   Interest expense                                (215,128)           (206,610)
   Amortization of loan fees                         (7,386)            (13,645)
   Interest income and other                          3,449               5,016
   Gain on disposal of assets                        12,500                   -

                                                -----------         -----------
                                                   (206,565)           (215,239)
                                                -----------         -----------


Net loss                                        $   (96,558)            (93,266)
                                                ===========         ===========


Allocation of net loss:

   General Partners                             $      (966)        $      (933)
                                                ===========         ===========


   Limited Partners                             $   (95,592)        $   (92,333)
                                                ===========         ===========


Net loss per limited partnership unit:
 (19,087 units for both time periods)           $        (5)        $        (5)
                                                ===========         ===========


Net loss per $1,000 investment                  $       (10)        $       (10)
                                                ===========         ===========

                  The accompanying notes to unaudited financial
              statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)




                                                               For the six months
                                                                  ended June 30,
                                                           ---------------------------
                                                             2000              1999
                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $(189,538)        $(214,670)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                             768,187           816,506
   Amortization of loan costs                                 14,890            27,290
   Gain on sale of assets                                    (12,500)                -
   (Increase) decrease in operating assets:
     Accounts receivable                                       5,725             2,236
     Due from affiliates                                      (2,434)           23,209
     Prepaid expenses                                         23,284            24,280
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                  (108,798)         (352,157)
     Due to managing general partner and affiliates           25,394           (68,668)
     Converter deposits                                       (2,970)             (580)
     Subscriber prepayments                                   17,787            11,372

                                                           ---------         ---------
Net cash from operating activities                           539,027           268,818
                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                     (277,774)         (232,176)
Proceeds from sale of property                                12,500                 -
Franchise fees and other intangibles                          (5,488)                -

                                                           ---------         ---------
Net cash used in investing activities                       (270,762)         (232,176)
                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net            77,357                 -
Principal payments on borrowings                            (325,000)         (284,818)

                                                           ---------         ---------
Net cash used in financing activities                       (247,643)         (284,818)
                                                           ---------         ---------

(DECREASE) INCREASE IN CASH                                   20,622          (248,176)

CASH, beginning of period                                    316,123           800,111


                                                           ---------         ---------
CASH, end of period                                        $ 336,745         $ 551,935
                                                           =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $ 420,326         $ 432,332
                                                           =========         =========



                  The accompanying notes to unaudited financial
              statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at June 30, 2000, its statements of operations for the six and three months ended June 30, 2000 and 1999 and its statements of cash flows for the six months ended June 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

(3) In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin become effective for the quarter ended December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

(4) Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues totaled $2,550,923 for the six months ended June 30, 2000, representing an increase of approximately 3% as compared to the same period in 1999. Of these revenues, $1,948,135 (77%) was derived from basic service charges, $205,490 (8%) from premium services, $103,664 (4%) from tier services, $56,583 (2%) from installation charges, $28,078 (1%) from service maintenance contracts and $208,973 (8%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1999.

Operating expenses totaled $266,637 for the six months ended June 30, 2000, representing an increase of approximately 19% as compared to the same period in 1999. This is mainly attributable to higher system maintenance, vehicle operating expense and pole rental expense.

General and administrative expenses totaled $611,749 for the six months ended June 30, 2000, representing an increase of approximately 8% over the same period in 1999. This is due to higher administrative salaries as well as increased property taxes, office supplies and telephone expense.

Programming expenses totaled $664,475 for the six months ended June 30, 2000, representing an increase of approximately 4% over the same period in 1999. This is mainly due to higher costs charged by various program suppliers offset by reductions to advertising expenses and local programming expense.

Depreciation and amortization expense for the six months ended June 30, 2000 decreased approximately 6% over the same period in 1999. This is mainly due to assets becoming fully depreciated offset by depreciation on plant and equipment acquired during the last year.

Interest expense for the six months ended June 30, 2000 increased 2% over the same period in 1999. The average bank debt outstanding decreased from $10,540,438 during the first half of 1999 to $10,265,307 during the first half of 2000. The Partnership's effective interest rate increased from 8.05% during the first half of 1999 to 8.43% during the first half of 2000.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues totaled $1,282,944 for the three months ended June 30, 2000, representing an increase of approximately 3% as compared to the same period in 1999. Of these revenues, $984,239 (77%) was derived from basic service charges, $101,478 (8%) from premium services, $52,108 (4%) from tier services, 26,997 (2%) from installation charges, $14,277 (1%) from service maintenance contracts and $103,845 (8%) from other sources. The net increase in revenues is primarily attributable to increases in basic service rates effective August 1, 1999.

Operating expenses totaled $130,901 for the three months ended June 30, 2000, representing an increase of approximately 18% as compared to the same period in 1999. This is mainly attributable to higher system maintenance, vehicle operating expense and pole rental expense.

General and administrative expenses totaled $314,304 for the three months ended June 30, 2000, representing an increase of approximately 8% over the same period in 1999. This is due to higher administrative salaries as well as increased bad debt expense.

Programming expenses totaled $339,218 for the three months ended June 30, 2000, representing an increase of approximately 5% over the same period in 1999. This is mainly due to higher costs charged by various program suppliers offset by reductions to advertising expenses and local programming expense.

Depreciation and amortization expense for the three months ended June 30, 2000 decreased approximately 3% over the same period in 1999. This is mainly due to assets becoming fully depreciated offset by depreciation on plant and equipment acquired during the last year.

Interest expense for the three months ended June 30, 2000 increased 4% over the same period in 1999. The average bank debt outstanding decreased from $10,465,182 during the second quarter of 1999 to $10,191,082 during the second quarter of 2000. The Partnership's effective interest rate increased from 7.9% during the second quarter of 1999 to 8.44% during the second quarter of 2000.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 5.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At June 30, 2000, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $10,024,539. Certain fixed rate agreements in place as of March 31, 2000 expired during the second quarter of 2000, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,100,000 fixed at 7.74% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,475,000 fixed at 8.81%, expiring September 16, 2000, $150,000 fixed at 8.67%
expiring July 31, 2000, $279,400 fixed at 8.25% and $40,182 at prime (currently 9.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the second quarter of 2000, the Partnership incurred approximately $203,000 in capital expenditures including the final phases of construction of a new office building and a vehicle replacement in the LaConner, WA system; the start of a series of quality assurance projects and the repair of fire damage to the office in the Aliceville, AL system; and the purchase of fiber optic cable in the Swainsboro, GA system.

Planned expenditures for the balance of 2000 include an ongoing system upgrade to a minimum of 400 MHz in the LaConner, WA system; continuing quality assurance projects in the Aliceville, AL system; and the initial phase of a system upgrade to 550 MHz in the Swainsboro, GA system.

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

        None

ITEM 3 Defaults upon senior securities

        None

ITEM 4 Submission of matters to a vote of security holders

        None

ITEM 5 Other information

        None

ITEM 6 Exhibits and Reports on Form 8-K


(a) Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended June 30, 2000.

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

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated: 8/11/00     BY:  /s/ RICHARD I. CLARK
                      ---------------------------------
                          Richard I. Clark
                         (Vice President/Treasurer)



Dated: 8/11/00     BY:  /s/ GARY S. JONES
                      ---------------------------------
                          Gary S. Jones
                         (Vice President)