Form 10-Q
period 2000-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2000-11-13
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended SEPTEMBER 30, 2000

                                       or

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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                                September 30,        December 31,
                                                                    2000                1999
                                                                ------------         ------------
                                     ASSETS
Cash                                                            $    303,426         $    316,123
Accounts receivable                                                  102,815              111,341
Due from affiliates                                                   13,693                2,445
Prepaid expenses                                                      53,753               71,698
Property and equipment, net of accumulated
  depreciation of $6,518,464 and $5,682,821,
  respectively                                                     6,279,233            6,683,636
Intangible assets, net of accumulated
  amortization of $3,514,171 and $3,176,493,
  respectively                                                     4,532,300            4,859,583
                                                                ------------         ------------
Total assets                                                    $ 11,285,220         $ 12,044,826
                                                                ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                           $    421,793         $    514,549
Due to managing general partner and affiliates                        29,732                8,037
Converter deposits                                                     4,572                7,952
Subscriber prepayments                                               197,812              207,590
Notes payable                                                      9,858,818           10,272,182

                                                                ------------         ------------
                  Total liabilities                               10,512,727           11,010,310
                                                                ------------         ------------

Partners' equity:
 General Partners:
   Contributed capital, net                                            1,000                1,000
   Accumulated deficit                                               (73,493)             (70,873)
                                                                ------------         ------------
                                                                     (72,493)             (69,873)
                                                                ------------         ------------

 Limited Partners:
   Contributed capital, net                                        8,120,820            8,120,820
   Accumulated deficit                                            (7,275,834)          (7,016,431)
                                                                ------------         ------------
                                                                     844,986            1,104,389
                                                                ------------         ------------


                  Total partners' equity                             772,493            1,034,516
                                                                ------------         ------------


Total liabilities and partners' equity                          $ 11,285,220         $ 12,044,826
                                                                ============         ============



          The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                   For the nine months ended
                                                         September 30,
                                                -------------------------------
                                                   2000                1999
                                                -----------         -----------
Service revenues                                $ 3,835,150         $ 3,721,442

Expenses:
  Operating (including $53,464
     and $45,162 to affiliates in 2000
     and 1999, respectively)                        378,594             353,475
  General and administrative (including
     $477,561 and $375,340 to affiliates
     in 2000 and 1999, respectively)                929,240             868,768
  Programming (including $60,568
     and $58,923 to affiliates in 2000
     and 1999, respectively)                      1,004,860             937,536
  Depreciation and amortization                   1,156,895           1,195,076
                                                -----------         -----------
                                                  3,469,589           3,354,855
                                                -----------         -----------

Income from operations                              365,561             366,587

Other income (expense):
   Interest expense                                (626,324)           (626,019)
   Amortization of loan fees                        (22,275)            (40,934)
   Interest income and other                          8,164              11,395
   Gain on disposal of assets                        12,850                  --
                                                -----------         -----------
                                                   (627,585)           (655,558)
                                                -----------         -----------


Net loss                                        $  (262,024)        $  (288,971)
                                                ===========         ===========


Allocation of net loss:

   General Partners                             $    (2,620)        $    (2,890)
                                                ===========         ===========


   Limited Partners                             $  (259,404)        $  (286,081)
                                                ===========         ===========


Net loss per limited partnership unit:
 (19,087 units for both time periods)           $       (14)        $       (15)
                                                ===========         ===========


Net loss per $1,000 investment                  $       (28)        $       (30)
                                                ===========         ===========



          The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                                  For the three months ended
                                                        September 30,
                                               -------------------------------
                                                   2000               1999
                                               -----------         -----------
Service revenues                               $ 1,284,226         $ 1,247,110

Expenses:
  Operating (including $16,472
     and $12,428 to affiliates in 2000
     and 1999, respectively)                       111,957             129,588
  General and administrative (including
     $154,213 and $90,761 to affiliates
     in 2000 and 1999, respectively)               317,491             300,804
  Programming (including $23,631
     and $17,506 to affiliates in 2000
     and 1999, respectively)                       340,385             300,435
  Depreciation and amortization                    388,708             378,569
                                               -----------         -----------
                                                 1,158,541           1,109,396
                                               -----------         -----------

Income from operations                             125,685             137,714

Other income (expense):
   Interest expense                               (193,824)           (201,566)
   Amortization of loan fees                        (7,385)            (13,645)
   Interest income and other                         2,688               3,196
   Gain on disposal of assets                          350                  --
                                               -----------         -----------
                                                  (198,171)           (212,015)
                                               -----------         -----------


Net loss                                       $   (72,486)            (74,301)
                                               ===========         ===========


Allocation of net loss:

   General Partners                            $      (725)        $      (743)
                                               ===========         ===========


   Limited Partners                            $   (71,761)        $   (73,558)
                                               ===========         ===========


Net loss per limited partnership unit:
 (19,087 units for both time periods)          $        (4)        $        (4)
                                               ===========         ===========


Net loss per $1,000 investment                 $        (8)        $        (8)
                                               ===========         ===========



          The accompanying notes to unaudited financial statements are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                              For the nine months ended
                                                                    September 30,
                                                           -------------------------------
                                                              2000                 1999
                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (262,024)        $  (288,971)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Depreciation and amortization                             1,156,895           1,195,076
   Amortization of loan costs                                   22,275              40,934
   Gain on sale of assets                                      (12,850)                 --
   (Increase) decrease in operating assets:
     Accounts receivable                                         8,526               2,495
     Due from affiliates                                       (11,248)             23,743
     Prepaid expenses                                           17,945             (27,191)
   Increase (decrease) in operating liabilities
     Accounts payable and accrued expenses                     (92,756)           (357,191)
     Due to managing general partner and affiliates             21,695             (81,126)
     Converter deposits                                         (3,380)             (1,270)
     Subscriber prepayments                                     (9,778)            (13,020)
                                                           -----------         -----------
Net cash from operating activities                             835,300             493,479
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                       (437,739)           (533,468)
Proceeds from sale of property                                  13,500                  --
Franchise fees and other intangibles                           (10,394)                 --
                                                           -----------         -----------
Net cash used in investing activities                         (434,633)           (533,468)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt                   97,400              56,000
Principal payments on borrowings                              (510,764)           (409,818)
                                                           -----------         -----------
Net cash used in financing activities                         (413,364)           (353,818)
                                                           -----------         -----------

(DECREASE) INCREASE IN CASH                                    (12,697)           (393,807)

CASH, beginning of period                                      316,123             800,111
                                                           -----------         -----------
CASH, end of period                                        $   303,426         $   406,304
                                                           ===========         ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $   624,514         $   631,648
                                                           ===========         ===========



          The accompanying notes to unaudited financial statements are an integral part of these statements

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at September 30, 2000, its statements of operations for the nine and three months ended September 30, 2000 and 1999 and its statements of cash flows for the nine months ended September 30, 2000 and 1999. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

(3) In November of 1999, the SEC released SAB No. 101 "Revenue Recognition in Financial Statements." This bulletin becomes effective for the quarter ended December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria, than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as installation fees, collected by a company upon entering into an arrangement with a customer. The Partnership believes that the effects of this bulletin will not have a material impact on the Partnership's financial position or results of operations.

(4) Certain reclassifications have been made to conform prior years' financial statements with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues totaled $3,835,150 for the nine months ended September 30, 2000, representing an increase of approximately 3% as compared to the same period in 1999. Of these revenues, $2,926,098 (76%) was derived from basic service charges, $303,727 (8%) from premium services, $155,269 (4%) from tier services, $82,537 (2%) from installation charges, $43,106 (1%) from service maintenance contracts, $125,293 (3%) from advertising and $199,120 (6%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems during the last year.

Operating expenses totaled $378,594 for the nine months ended September 30, 2000, representing an increase of approximately 7% as compared to the same period in 1999. This is mainly attributable to increases in pole rental expense.

General and administrative expenses totaled $929,240 for the nine months ended September 30, 2000, representing an increase of approximately 7% over the same period in 1999. This increase is primarily attributable to: (i) increases in salary and benefit costs due to cost of living adjustments; (ii) increases in revenue based expenses such as management fees and franchise fees as well as increased property taxes.

Programming expenses totaled $1,004,860 for the nine months ended September 30, 2000, representing an increase of approximately 7% over the same period in 1999. This is mainly due to higher costs charged by various program suppliers and increases in advertising expenses offset by reductions to local programming expense.

Depreciation and amortization expense for the nine months ended September 30, 2000 decreased approximately 3% over the same period in 1999. This is mainly due to assets becoming fully depreciated offset by depreciation on plant and equipment acquired during the last year.

Interest expense for the nine months ended September 30, 2000 remained consistent with the same period in 1999. The average bank debt outstanding decreased from $10,510,591 during the first nine months of 1999 to $10,184,706 during the same period in 2000. The Partnership's effective interest rate increased from 7.97% during the first nine months of 1999 to 8.20% during the same period in 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues totaled $1,284,227 for the three months ended September 30, 2000, representing an increase of approximately 3% as compared to the same period in 1999. Of these revenues, $977,963 (76%) was derived from basic service charges, $98,237 (8%) from premium services, $51,605 (4%) from tier services, 25,954 (2%) from installation charges, $15,028 (1%) from service maintenance contracts, $50,076 (4%) from advertising and $65,364 (5%) from other sources. The growth in revenue is attributable to rate increases implemented in the Partnership's systems during the last year and increases in advertising sales.

Operating expenses totaled $111,957 for the three months ended September 30, 2000, representing a decrease of approximately 14% as compared to the same period in 1999. This is mainly attributable to decreases in system maintenance, drop materials and vehicle operating expenses.

General and administrative expenses totaled $317,491 for the three months ended September 30, 2000, representing an increase of approximately 6% over the same period in 1999. This increase is mainly due to higher administrative salaries.

Programming expenses totaled $340,385 for the three months ended September 30, 2000, representing an increase of approximately 13% over the same period in 1999. This is mainly due to higher costs charged by various program suppliers as well as increases in advertising expenses.

Depreciation and amortization expense for the three months ended September 30, 2000 increased approximately 3% over the same period in 1999. This is mainly due to depreciation on plant and equipment acquired during the last year offset by assets becoming fully depreciated.

Interest expense for the three months ended September 30, 2000 decreased 4% over the same period in 1999. The average bank debt outstanding decreased from $10,368,182 during the third quarter of 1999 to $10,023,503 during the third quarter of 2000. The Partnership's effective interest rate decreased from 7.79% during the third quarter of 1999 to 7.73% during the third quarter of 2000.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 5.00 to 1 and a cash flow to debt service ratio of 1.25 to 1. At September 30, 2000, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $9,858,818. Certain fixed rate agreements in place as of June 30, 2000 expired during the third quarter of 2000, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $7,000,000 fixed at 7.74% under the terms of an interest rate swap agreement with its lender expiring December 31, 2000, $2,575,000 fixed at 8.62%, expiring November 13, 2000, $276,179 fixed at 8.25%
and $7,639 at prime (currently 9.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the third quarter of 2000, the Partnership incurred approximately $160,000 in capital expenditures including the final phases of construction of a new office building in the LaConner, WA system; the start of a series of quality assurance projects and the repair of fire damage to the office in the Aliceville, AL system; and the initial phase of a system upgrade to 550 MHz in the Swainsboro, GA system.

Planned expenditures for the balance of 2000 include an ongoing system upgrade to a minimum of 400 MHz in the LaConner, WA system; continuing quality assurance projects in the Aliceville, AL system; and the continuation of a system upgrade to 550 MHz in the Swainsboro, GA system.

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


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a)  Exhibit index

        27.0 Financial Data Schedule

(b) No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                 BY: Northland Communications Corporation,
                     Managing General Partner



Dated:           BY:  /s/ RICHARD I. CLARK
      ---------     ----------------------------------
                          Richard I. Clark
                          (Vice President/Treasurer)



Dated:           BY:  /s/ GARY S. JONES
      ---------     ----------------------------------
                          Gary S. Jones
                          (Vice President)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                  BY:  Northland Communications Corporation,
                          Managing General Partner



Dated:           BY:
      ---------     ----------------------------------
                          Richard I. Clark
                          (Vice President/Treasurer)



Dated:           BY:
      ---------     ----------------------------------
                          Gary S. Jones
                          (Vice President)