Form 10-K
period 2000-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2001-03-30
CIK 843368

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

                   For the fiscal year ended DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the transition period from _______ to ________

                         Commission file number 0-18307

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            STATE OF WASHINGTON                      91-1423516
       -----------------------------               -----------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

        3600 WASHINGTON MUTUAL TOWER
  1201 THIRD AVENUE, SEATTLE, WASHINGTON               98101
  ----------------------------------------           ----------
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

                                     PART I

ITEM 1. BUSINESS

        Northland Cable Properties Eight Limited Partnership (the "Partnership") is a Washington limited partnership consisting of one general partner and approximately 971 limited partners as of December 31, 2000. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as "Northland" or the " General Partner").

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

        The Partnership was formed on September 21, 1988 and began operations in 1989. As of December 31, 2000, the total number of basic subscribers served by the Systems was 11,667, and the Partnership's penetration rate (basic subscribers as a percentage of homes passed) was approximately 77%. The Partnership's properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

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

        The Partnership serves the communities and surrounding areas of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The following is a description of these areas:

        LaConner, WA: The LaConner system serves communities within three counties in northwestern Washington along Puget Sound. LaConner was predominately a fishing and farming community when founded in the late 1800's and temporarily became a major trading port. Today, LaConner has become a popular tourist area, with surrounding landscapes of pastoral farms and tulip fields. Its main street, featuring wooden decks and courtyards, runs along the Swinomish slough. The Swinomish Indian Reservation is located on the outskirts of LaConner. Certain information regarding the LaConner, WA System as of December 31, 2000 is as follows:

          Basic Subscribers                 1,951
          Tier Subscribers                  1,119
          Premium Subscribers                 510
          Estimated Homes Passed            2,785

        Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport, Kennedy, Eutaw and Marion. Certain information regarding the Aliceville, AL system as of December 31, 2000 is as follows:

          Basic Subscribers                   6,635
          Premium Subscribers                 2,253
          Estimated Homes Passed              8,440

        Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, as well as the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2000 is as follows:

          Basic Subscribers                   3,081
          Tier Subscribers                      940
          Premium Subscribers                 1,718
          Estimated Homes Passed              3,915

        The Partnership had 11 employees as of December 31, 2000. Management of these systems is handled through offices located in the towns of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

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

        Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers, and digital subscribers. "Basic subscribers" are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Expanded basic subscribers" are households that subscribe to an additional level of certain satellite programming services the content of which varies from system to system. "Premium subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as "Showtime", "Home Box Office", "Cinemax", "Disney" or "The Movie Channel". "Digital subscribers" are those who subscribe to digitally delivered video and audio services where offered.

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

DIRECT BROADCAST SATELLITE SERVICE

        High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 10 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS's market share over recent years. The impact of DBS services on the Partnership's market share within its service areas cannot be precisely determined but is estimated to have taken away between 2% and 6% depending upon the specific area.

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

        The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the 1996 Telecommunications Act (the "1996 Telecom Act", and, collectively, the "Cable Act") establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission ("FCC") has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry. Future regulatory and legislative changes could adversely affect the Partnership's operations.

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

        As of December 31, 2000, none of the Partnership's local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

        The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of non-"basic" and non-"premium", programming services. The 1996 Telecom Act, however, provided special rate relief for small cable operators offering cable programming service tiers. The elimination of cable programming service tier regulation afforded the Partnership substantially greater pricing flexibility.

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

        Under the FCC's rate rules, premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

        Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations. Should this occur, all rate deregulation, including that applicable to small operators like the Partnership, could be jeopardized.


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

        The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet services, but the U.S. Court of Appeals for the 11th Circuit recently ruled in Gulf Power Co. v. FCC, 208F.3d 1263 (11th Cir. 2000) ("Gulf Power") that the FCC has no authority to regulate pole rents for cable systems providing Internet services (because, the court ruled, Internet services are not telecommunications services or cable services). The court subsequently stayed the issuance of the mandate in Gulf Power pending the filing of and final action on a petition for write of certiorari seeking review of the Gulf Power decision in the U.S. Supreme Court. The stay allows for the orderly review of the decision in the U.S. Supreme Court. In the interim, the FCC may continue to process pending pole attachment complaints under its existing rules and procedures. If the 11th Circuit decision goes into effect, it could significantly increase pole attachment rates and adversely impact cable operators.

        Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Supreme Court effectively upheld most of the FCC interconnection regulations, but recently the 8th Circuit Court of Appeals vacated other portions of the FCC's rules on slightly different grounds. More recently, the 9th Circuit Court of Appeals ruled in the FCC's favor on these same rules, creating a split in authority that may be resolved by the Supreme Court. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain unresolved.

        Similarly, if another FCC decision requiring that incumbent telephone companies permit co-location of competitors' equipment on terms more favorable to competitors is sustained on administrative and judicial appeal, this decision, too, would make it easier for new entrants, including the Partnership, to provide telecommunications service.


INTERNET SERVICE

        There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the federal level that would require cable operators to provide access to unaffiliated Internet-service providers and online service providers. In one instance, the Federal Trade Commission is considering whether and to what extent to impose, as a condition of Time Warner's merger with America Online, certain "open access" requirements on Time Warner's cable systems, thereby allowing unaffiliated Internet-service providers access to Time Warner's broadband distribution infrastructure.

        Some local franchising authorities unsuccessfully tried to impose mandatory Internet access or "open access" requirements as part of cable franchise renewals or transfers. In AT&T Corp v. City of Portland, No. 99-35609 (9th Cir., June 22, 2000), the federal Court of Appeals for the Ninth Circuit overturned a federal district court in Portland, Oregon's ruling that local franchising authorities have the lawful authority to impose these type of conditions. The lower court had ruled that the City of Portland had inherent authority to require, as a condition of the City's consent to the transfer of TCI's cable franchise to AT&T, that AT&T provide "open access" to the "cable modem platform" of the Excite@Home Internet service. On appeal, the Court of Appeals rejected the City's attempt to impose "open access" conditions on AT&T delivery of Internet service over the cable system because that service, according to the Court, is not a cable service, but a "telecommunications service." The potential regulatory state and federal implications of this rationale are unclear, given the various regulatory requirements for the provision of telecommunications services. There have been at least two additional court rulings that have rejected local imposition of "open access" conditions on cable-provided Internet access, but those ruling have employed very different legal reasoning. A federal court in Virginia found that Internet service was a cable service, but as such was exempt from local "open access" regulation. Another federal court in Florida even more recently ruled that "open access" could not be imposed on local operators because doing so would violate the First Amendment. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Partnership may have to develop for providing Internet service.

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

        Under the 1996 Telecom Act, local exchange carriers providing video programming should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier elects to deploy its plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

        Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

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

MUST CARRY/RETRANSMISSION CONSENT

        The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a "must carry" status or a "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

        The Partnership has been able to reach agreements with all of the broadcasters who elected retransmission consent. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Partnership, although these provisions may affect the operations of the Partnership in the future, depending on factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are negotiated or renegotiated.

        The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The broadcast industry continues to press the FCC on the issue of digital must carry. A rulemaking regarding must carry obligations during the transition from analog to digital broadcasting remains pending at the FCC. It remains unclear when a final decision will be released.

ACCESS CHANNELS

        Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. In the Partnership's experience to date, requests for commercial leased access carriages have been relatively limited.


ACCESS TO PROGRAMMING

        To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires these programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators or programmers who deliver their service by terrestrial means (rather than by satellite) to the program access requirements. These changes should not have a dramatic impact on the Partnership, but would limit potential competitive advantages the Partnership enjoys.

INSIDE WIRING; SUBSCRIBER ACCESS

        In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators.

        With limited exceptions, existing FCC regulations prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners' association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas on property within the exclusive control of a tenant or property owner.

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

COPYRIGHT

        Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. Effective July 1, 2000, the federal Copyright Office increased the cable compulsory license rates used to calculate cable systems' copyright payments under the cable compulsory license. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. The outcome of this legislative activity cannot be predicted. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

        Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers (ASCAP) and BroadcastMusic, Inc. (BMI). The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated settlement with BMI has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for ASCAP music based on the previously negotiated BMI rate. Although the Partnership cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees that they may be required to pay for past and future use of association-controlled music, the Partnership does not currently believe these license fees will be significant to their business and operations.

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

        Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. The Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt by the franchising authority of all information required by FCC regulations. Approval is deemed to be granted if the franchising authority fails to act within such 120-day period. Historically, most of the Partnership's franchises have been renewed and transfer consents granted.

        Under the 1996 Telecom Act, local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services except for certain "competitively neutral" requirements necessary to manage public rights of way. In addition, local franchising authorities may not require the Partnership to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial cable franchise grant, franchise renewal, or franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that the Partnership derives from providing new telecommunications services.


ITEM 2. PROPERTIES

        The Partnership's cable television systems are located in and around LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 15,140 homes as of December 31, 2000. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

        The Partnership is a party to ordinary and routine proceedings that are incidental to the Partnership's business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) There is no established public trading market for the Partnership's units of limited partnership interest.

        (b) The approximate number of equity holders as of December 31, 2000, is as follows:

               Limited Partners:        971
               General Partners:          1


        (c) During 2000, 1999, 1998, 1997 and 1996, the Partnership made no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

                                                                   YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------
                                        2000               1999              1998              1997              1996
                                    -----------        -----------       -----------       -----------       -----------
        SUMMARY OF OPERATIONS:
        Revenue                     $ 5,148,191        $ 4,974,846       $ 4,876,464       $ 4,665,100       $ 4,499,588
        Operating income                528,626            466,394           310,189           304,133           374,200

        Net loss                       (160,886)          (403,306)         (634,150)         (682,930)         (705,502)
        Net loss per
          limited partner unit
          (weighted average)                 (8)               (21)              (33)              (35)              (37)
        Cumulative tax losses
          per limited partner
          unit                             (520)              (520)             (520)             (520)             (470)


                                                                          DECEMBER 31,
                                    -----------------------------------------------------------------------------------
                                        2000               1999              1998              1997              1996
                                    ------------       ------------      ------------      ------------      -----------
        BALANCE SHEET DATA:

        Total assets                $11,239,622        $12,044,826       $13,197,193       $13,826,582       $15,093,913
        Notes payable                 9,693,028         10,272,182        10,625,000        10,925,000        11,375,000
        Total liabilities            10,365,992         11,010,310        11,759,371        11,754,610        12,339,011
        General partner's
          deficit                       (71,482)           (69,873)          (65,840)          (59,498)          (52,669)
        Limited partner's
          capital                       945,112          1,104,389         1,503,662         2,131,470         2,807,571
        Distribution per
          limited partner unit                0                  0                 0                 0                 0
        Cumulative distributions
          per limited partner unit            0                  0                 0                 0                 0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 AND 1999

        Total revenue reached $5,148,191 for the year ended December 31, 2000, representing an increase of approximately 3% over 1999. This increase is primarily attributable to rate increases during 2000. Of the 2000 revenue, $3,902,648 (76%) is derived from subscriptions to basic services, $401,079 (8%) from subscriptions to premium services, $212,485 (4%) from advertising, $206,644 (4%) from subscriptions to tier services, $59,565 (1%) from service maintenance revenue, and $365,770 (7%) from other sources, including advertising and late fee revenue.

        The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month):

                           2000        1999        1998        1997        1996        1995
                         --------    --------    --------    --------    --------    --------
        Basic Rate       $  27.35    $  25.95    $  24.65    $  23.65    $  22.85    $  20.75
        Tier Rate            8.25        7.95        7.40        7.20        6.20        4.60
        HBO Rate            10.70       10.50       10.50       11.00        9.70       11.25
        Cinemax Rate         7.30        7.50        8.00        8.00        7.80        9.00
        Showtime Rate        8.75        8.25        7.00        6.00        9.30          --
        Disney Rate            --        8.60        8.60        8.50        8.20        9.00
        Encore Rate          1.50        1.50        1.50          --          --          --
        Starz                6.25        6.75        7.00          --          --          --
        Service
        Contract Rate        2.00        2.05        2.10        2.15        2.15        2.45

        Operating expenses totaled $493,975 for the year ended December 31, 2000, representing a decrease of approximately 1% over 1999. The decrease is attributable to a reduction of operating salaries and regional management expenses. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects operating expenses to increase in the future.

        General and administrative expenses totaled $1,248,737 for the year ended December 31, 2000, representing an increase of approximately 5% from 1999. This increase is due to increased salaries and benefits, copyright fees, franchise fees and administrative overhead.

        Programming expenses totaled $1,353,409 for the year ended December 31, 2000, representing an increase of approximately 9% over 1999. This increase is due to increased costs charged by various program suppliers. As programming costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

        Depreciation and amortization expense decreased from $1,573,984 in 1999 to $1,523,444 in 2000 (approximately 3%). This is primarily due to assets becoming fully depreciated offset by depreciation and amortization on plant, equipment and intangible assets acquired during 2000.

        Interest expense increased from $819,119 in 1999 to $828,204 in 2000 (approximately 1%). The Partnership's average bank debt balance decreased from approximately $10,448,591 in 1999 to $9,982,605 in 2000, due to principal payments made in 2000, net of additional loan proceeds of $97,400. In addition, the Partnership's effective interest rate increased from 7.86% in 1999 to 8.53% in 2000.

        In 2000, the Partnership generated a net loss of $160,886. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 2000. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

1999 AND 1998

        Total revenue reached $4,974,846 for the year ended December 31, 1999, representing an increase of approximately 2% over 1998. This increase was primarily attributable to rate increases during 1999. Of the 1999 revenue, $3,782,420 (76%) is derived from subscriptions to basic services, $432,515 (9%) from subscriptions to premium services, $193,167 (4%) from subscriptions to tier services, $142,053 (3%) from advertising, $50,344 (1%) from service maintenance revenue, and $374,347 (7%) from other sources, including advertising and late fee revenue.

        Operating expenses totaled $500,673 for the year ended December 31, 1999, representing a decrease of approximately 2% over 1998. The reduction of personnel in Aliceville, Alabama system resulted in reduced salary and benefit costs. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects operating expenses to increase in the future.

        General and administrative expenses totaled $1,188,209 for the year ended December 31, 1999, representing an increase of approximately 5% from 1998. This increase is due to increased salaries and benefits, copyright fees, franchise fees and administrative overhead.

        Programming expenses totaled $1,245,586 for the year ended December 31, 1999, representing an increase of approximately 2% over 1998. This increase is due to increased costs charged by various program suppliers. As programming costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increase from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

        Depreciation and amortization expense decreased from $1,701,823 in 1998 to $1,573,984 in 1999 (approximately 8%). This is primarily due to organization costs becoming fully amortized in 1998, offset by depreciation and amortization on plant, equipment and intangible assets acquired during 1999.

        Interest expense decreased from $908,651 in 1998 to $819,119 in 1999 (approximately 10%). The Partnership's average bank debt balance decreased from approximately $10,775,000 in 1998 to $10,448,591 in 1999, due to principal payments made in 1999, net of additional loan proceeds of $182,000. In addition, the Partnership's effective interest rate decreased from 8.22% in 1998 to 7.86% in 1999.

        In 1999, the Partnership generated a net loss of $403,306. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 2000. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership's assets are fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

        During 2000, the Partnership's primary source of liquidity was cash flow from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 2000, cash generated from monthly billings was sufficient to meet the Partnership's needs for working capital, capital expenditures and debt service. Management estimates for 2001 that cash generated from monthly subscriber billings is sufficient to meet the Partnership's working capital needs, as well as meeting the debt service obligations of its bank loan.

        As of the date of this filing, the Partnership's term loan balance was $9,693,028. The Partnership has entered into certain fixed rate agreements. Currently, the interest rates on the credit facility are as follows: $6,800,000 at a LIBOR based rate of 8.44301% expiring on March 29, 2001; $2,600,000 interest rate swap agreement fixed at a rate of 7.22% expiring on February 12, 2002 and $272,889 fixed at 8.25%. The balance of $20,139 bears interest at the prime rate plus 0.25% (currently 8.75%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership's overall leverage fluctuates.

        The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreements in the Partnership's statements of operations. The Partnership had no interest rate swap agreements outstanding at December 31, 2000.


                             Expected Maturity Date

                             2001           2002           2003           2004           2005          Total
                          ----------     ----------     ----------     ----------     ----------     ----------
Liabilities
Debt Maturity             $  844,028     $8,605,476     $   16,624     $  226,900     $        0     $9,693,028
Debt Interest Payments    $  790,817     $  387,796     $   20,064     $    9,677     $        0     $1,208,355
Average Interest Rate           8.53%          8.53%          8.53%          8.53%          8.53%          8.53%


        Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 5.00 to 1 and a Cash flow to Debt Service Ratio of 1.25 to 1, a limitation on the maximum amount of capital expenditures of $700,000, amongst others. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 2000, the Partnership was in compliance with the terms of the loan agreement.


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

CAPITAL EXPENDITURES

        During 2000, the Partnership incurred approximately $585,000 in capital expenditures. These expenditures included continued construction on a new office building and the continued system upgrade to 400 MHz in the LaConner, WA system and the continuation of a fiber backbone project and the initial phase of system upgrade to 550 MHz in the Swainsboro, GA system. The LaConner office building is being financed by a revolving note with maximum borrowings of up to $310,000 converting to a fixed rate note upon completion of construction. All other capital expenditures for 2000 were financed through cash provided by operations.

        Management estimates that the Partnership will spend approximately $931,000 on capital expenditures in 2001. These expenditures include a continuing system upgrade to a minimum of 400 MHz for the LaConner, WA system; the start of a system upgrade, and continuing quality assurance projects in the Aliceville, AL system; and the continuation of a system upgrade to 550 MHz, a vehicle replacement and various line extensions in the Swainsboro, GA system.

YEAR 2000 READINESS DISCLOSURE

        The efficient operation of the Partnership's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Partnership's business, including subscriber billing and collections and financial reporting. Management has evaluated the programs and systems utilized in the conduct of the Partnership's business for the purpose of identifying Year 2000 compliance problems. Management experienced no material issues or problems arising out of the Year 2000 issues, either in connection with our internal operations, third-party relationships or software products.

Management will continue to monitor our software products to ensure no problems arise either with regard to leap year or Year 2000 issues. Management anticipates no material additional costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The audited financial statements of the Partnership for the years ended December 31, 2000, 1999 and 1998 are included as a part of this filing (see Item 14(a)(1) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership has no directors or officers. The General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.

        Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

        JOHN S. WHETZELL (AGE 59). Mr. Whetzell is the founder of Northland Communications Corporation and has been President since its inception and a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as President and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 26 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

        JOHN E. IVERSON (AGE 64). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 38 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

        RICHARD I. CLARK (AGE 43). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 22 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

        GARY S. JONES (AGE 43). Mr. Jones is Vice President and Chief Financial Officer for Northland. Mr. Jones joined Northland in March 1986 as Controller and has been Vice President of Northland Telecommunications Corporation and each of its subsidiaries since October 1986. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

        RICHARD J. DYSTE (AGE 55). Mr. Dyste has served as Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries since April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Mount Rainier Chapter of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

        H. LEE JOHNSON (AGE 57). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 32 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

        R. GREGORY FERRER (AGE 45). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland's property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

        MATTHEW J. CRYAN (AGE 36). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

        LAURA N. WILLIAMS (age 34). Ms Williams is Vice President and Senior Counsel for Northland and has served in this role since August 2000. Prior to this time, she served as Associate Counsel for each of the Northland entities from August 1995. She is a member of the Washington State Bar Association, American Bar Association and Women in Telecommunications. Ms. Williams received her Bachelor of Science in Business Administration with a major in finance and an MBA degree from California State University, Long Beach, and has a Juris Doctor degree from Seattle University School of Law.

ITEM 11. EXECUTIVE COMPENSATION

        The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2000 as indicated in Note 3 to the Notes to Financial Statements--December 31, 2000 (see Items 14(a)(1) and 13(a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2000 is as follows:

                                                AMOUNT AND NATURE
                           NAME AND ADDRESS       OF BENEFICIAL     PERCENT OF
       TITLE OF CLASS     OF BENEFICIAL OWNER       OWNERSHIP          CLASS
       --------------     -------------------   -----------------   ----------
           General        Northland               (See Note A)      (See Note A)
          Partner's       Communications

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

        (b) CHANGES IN CONTROL. Northland has pledged its ownership interest as General Partner of the Partnership to the Partnership's lender as collateral pursuant to the terms of the revolving credit and term loan agreement between the Partnership and its lender.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS. The General Partner receives a management fee equal to 5% of the gross revenues of the Partnership, not including revenues from any sale or refinancing of the Partnership's System. The General Partner also receives reimbursement of normal operating and general and administrative expenses incurred on behalf of the Partnership.

        The Partnership has an operating management agreement with Northland Cable Properties Seven Limited Partnership ("NCP-Seven"), an affiliated partnership organized and managed by Northland. Under the terms of this agreement, the partnership serves as the exclusive managing agent for one of NCP-Seven's cable systems and is reimbursed for certain operating and administrative costs.

        NCP-Seven began serves as the executive managing agent for one of the Partnership's cable television systems and is reimbursed for certain operating and administrative expenses.

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

        See Note 3 of the Notes to Financial Statements--December 31, 2000 for disclosures regarding transactions with the General Partner and affiliates.

The following schedule summarizes these transactions:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                    2000          1999          1998
                                                 ---------     ---------     ---------
        Partnership management fees              $ 257,410     $ 248,851     $ 243,823
        Operating expense reimbursements           222,222       244,730       270,368
        Software installation and
          billing service fees to NCSC              45,992        40,276        41,275
        Reimbursements (to)/from
          Affiliates                              (243,509)      (99,498)      (39,028)
        Local Advertising Services                  28,966        23,233        18,218
        Local Programming Services                   8,196        33,615        49,365
        Amounts due to (from) General Partner
         and affiliates at year end                 18,734         5,592        81,682

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

        (b) CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Secretary of the General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.

        (c)INDEBTEDNESS OF MANAGEMENT. None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)DOCUMENTS FILED AS A PART OF THIS REPORT:

                                                                                             SEQUENTIALLY
                                                                                               NUMBERED
                                                                                                 PAGE
                                                                                             ------------
(1) FINANCIAL STATEMENTS:

    Report of Independent Public Accountants................................................     ____

    Balance Sheets--December 31, 2000 and 1999..............................................     ____

    Statements of Operations for the years ended December 31,                                    ____
    2000, 1999 and 1998.....................................................................

    Statements of Changes in Partners' Capital (Deficit) for
    the years ended December 31,  2000, 1999 and 1998.......................................     ____

    Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998........................................................     ____

    Notes to Financial Statements--December 31, 2000                                             ____


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

   10.35      Franchise Agreement with Greene County, AL - Assignment and Assumption Agreement dated
              November 10, 1994.(7)

   10.36      Franchise Agreement with Town of Kennedy, AL - Assignment and Assumption Agreement dated
              August 15, 1994.(7)

   10.37      Franchise Agreement with Lamar County, AL - Assignment and Assumption Agreement dated August
              8, 1994.(7)

   10.38      Franchise Agreement with City of Marion, AL - Assignment and Assumption Agreement dated
              August 1, 1994.(7)

 EXHIBITS:
 ---------

              Franchise Agreement with Town of Millport, AL - Assignment and Assumption Agreement dated
   10.39      August 18, 1994.(7)

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

(6) Incorporated by reference from the Partnership's Form 8-K dated November 11, 1994.

(7) Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1994.

(8) Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9) Incorporated by reference from the Partnership's Form 8-K dated January 5, 1996.

(10)Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1998.

(b) REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHLAND CABLE PROPERTIES EIGHT LIMITED
                                        PARTNERSHIP

                                        By: NORTHLAND COMMUNICATIONS CORPORATION
                                                 (Managing General Partner)

Date: 3/30/01                       By  /s/   John S. Whetzell
      -------                           --------------------------------------
                                              John S. Whetzell, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURES                         CAPACITIES                                      DATE
           ----------                         ----------                                      ----
/s/     John S. Whetzell             Chief executive officer of registrant; chief           3/30/01
--------------------------------     executive officer and chairman of the board            -------
        John S. Whetzell             of directors of Northland Communications
                                     Corporation



/s/     Richard I. Clark             Director of Northland Communications                   3/30/01
--------------------------------     Corporation                                            -------
        Richard I. Clark


/s/     John E. Iverson              Secretary and Director of Northland Communications     3/30/01
--------------------------------     Corporation                                            -------
        John E. Iverson



/s/     Gary S. Jones                Vice President and principal accounting                3/30/01
--------------------------------     officer of Northland Communications                    -------
        Gary S. Jones                Corporation




                                 EXHIBITS INDEX

NORTHLAND CABLE PROPERTIES EIGHT
  LIMITED PARTNERSHIP

Financial Statements
As of December 31, 2000 and 1999
Together With Report of Independent Public Accountants

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Arthur Andersen LLP
                                        ----------------------------------

Seattle, Washington
January 26, 2001

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999



                                                            2000               1999
                                                        ------------       ------------
                                     ASSETS

CASH                                                    $    602,716       $    316,123

ACCOUNTS RECEIVABLE                                          151,961            111,341

DUE FROM AFFILIATES                                            8,842              2,445

PREPAID EXPENSES                                              71,289             71,698

INVESTMENT IN CABLE TELEVISION PROPERTIES:
      Property and equipment                              12,581,448         12,366,457
      Less- Accumulated depreciation                      (6,600,455)        (5,682,821)
                                                        ------------       ------------
                                                           5,980,993          6,683,636
   Franchise agreements (net of accumulated
      amortization of $2,330,905 and $2,539,971
      in 2000 and 1999, respectively)                      4,278,722          4,665,011
   Loan fees and other intangibles (net of
      accumulated amortization of $127,156
      and $594,610 in 2000 and 1999, respectively)            32,562             78,075
   Goodwill (net of accumulated amortization of
      $45,872 and $41,912 in 2000 and 1999,
      respectively)                                          112,537            116,497
                                                        ------------       ------------
            Total investment in cable television
               properties                                 10,404,814         11,543,219
                                                        ------------       ------------

            Total assets                                $ 11,239,622       $ 12,044,826
                                                        ============       ============


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES:
   Accounts payable and accrued expenses                $    436,245       $    514,549
   Due to General Partner and affiliates                      27,576              8,037
   Deposits                                                    4,322              7,952
   Subscriber prepayments                                    204,821            207,590
   Term loan                                               9,693,028         10,272,182
                                                        ------------       ------------
            Total liabilities                             10,365,992         11,010,310
                                                        ------------       ------------


COMMITMENTS AND CONTINGENCIES (Note 8)


PARTNERS' CAPITAL (DEFICIT):
   General Partner-
      Contributed capital                                      1,000              1,000
      Accumulated deficit                                    (72,482)           (70,873)
                                                        ------------       ------------
                                                             (71,482)           (69,873)
                                                        ------------       ------------
   Limited partners
      Contributed capital, net:
         19,087 units                                      8,120,820          8,120,820
      Accumulated deficit                                 (7,175,708)        (7,016,431)
                                                        ------------       ------------
                                                             945,112          1,104,389
                                                        ------------       ------------
            Total liabilities and partners'
               capital (deficit)                        $ 11,239,622       $ 12,044,826
                                                        ============       ============



      The accompanying notes are an integral part of these balance sheets.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                 2000              1999              1998
                                                             -----------       -----------       -----------
REVENUE                                                      $ 5,148,191       $ 4,974,846       $ 4,876,464
                                                             -----------       -----------       -----------
EXPENSES:
   Operating (including $71,438, $60,576, and $30,156,
      net, paid to affiliates in 2000, 1999 and 1998,
      respectively)                                              493,975           500,673           513,323
   General and administrative (including $644,859,
      $500,749, and $496,332, net, paid to affiliates in
      2000, 1999 and 1998, respectively)                       1,248,737         1,188,209         1,130,734

   Programming (including $89,998, $71,510, and $2,066,
      net, paid to affiliates in 2000, 1999 and 1998,
      respectively)                                            1,353,409         1,245,586         1,220,395
   Depreciation and amortization                               1,523,444         1,573,984         1,701,823
                                                             -----------       -----------       -----------
                                                               4,619,565         4,508,452         4,566,275
                                                             -----------       -----------       -----------
            Operating income                                     528,626           466,394           310,189

OTHER INCOME (EXPENSE):
   Interest income                                                11,247            14,875            15,817
   Interest expense                                             (828,204)         (819,119)         (908,651)
   Amortization of loan fees and other, net                      127,445           (65,456)          (51,505)
                                                             -----------       -----------       -----------
            Net loss                                         $  (160,886)      $  (403,306)      $  (634,150)
                                                             ===========       ===========       ===========

ALLOCATION OF NET LOSS:
   General Partner                                           $    (1,609)      $    (4,033)      $    (6,342)
                                                             ===========       ===========       ===========

   Limited partners                                          $  (159,277)      $  (399,273)      $  (627,808)
                                                             ===========       ===========       ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                        $        (8)      $       (21)      $       (33)
                                                             ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                      General         Limited
                                      Partner         Partners            Total
                                   -----------       -----------       -----------
BALANCE, December 31, 1997         $   (59,498)      $ 2,131,470       $ 2,071,972

   Net loss                             (6,342)         (627,808)         (634,150)
                                   -----------       -----------       -----------
BALANCE, December 31, 1998             (65,840)        1,503,662         1,437,822

   Net loss                             (4,033)         (399,273)         (403,306)
                                   -----------       -----------       -----------
BALANCE, December 31, 1999             (69,873)        1,104,389         1,034,516

   Net loss                             (1,609)         (159,277)         (160,886)
                                   -----------       -----------       -----------
BALANCE, December 31, 2000         $   (71,482)      $   945,112       $   873,630
                                   ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                         2000              1999              1998
                                                                      -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $  (160,886)      $  (403,306)      $  (634,150)
   Adjustments to reconcile net loss to net cash provided by
      operating activities
      Depreciation and amortization expense                             1,523,444         1,573,984         1,701,823
      Amortization of loan fees                                            29,660            53,506            51,505
      (Gain) loss on sale of property                                    (156,205)           11,950                --
      Changes in certain assets and liabilities:
         Accounts receivable                                              (40,620)           (3,330)           (6,239)
         Due from affiliates                                               (6,397)           23,850           (26,295)
         Prepaid expenses                                                     409           (10,727)            1,482
         Accounts payable and accrued expenses                            (78,304)         (264,369)          153,344
         Due to General Partner and affiliates                             19,539           (99,940)           73,776
         Deposits                                                          (3,630)           (2,050)           (2,198)
         Subscriber prepayments                                            (2,769)          (29,885)           79,839
                                                                      -----------       -----------       -----------
            Net cash provided by operating activities                   1,124,241           849,683         1,392,887
                                                                      -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (585,285)         (979,928)         (672,390)
   Increase in intangibles                                                (16,063)               --           (27,153)
   Proceeds from sale of property                                         342,854             2,175                --
                                                                      -----------       -----------       -----------
            Net cash used in investing activities                        (258,494)         (977,753)         (699,543)
                                                                      -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                              97,400           182,000                --
   Principal payments on note payable                                    (676,554)         (534,818)         (300,000)
   Loan fees                                                                   --            (3,099)          (56,255)
                                                                      -----------       -----------       -----------
            Net cash used in financing activities                        (579,154)         (355,917)         (356,255)
                                                                      -----------       -----------       -----------
INCREASE (DECREASE) IN CASH                                               286,593          (483,987)          337,089

CASH, beginning of year                                                   316,123           800,110           463,021
                                                                      -----------       -----------       -----------
CASH, end of year                                                     $   602,716       $   316,123       $   800,110
                                                                      ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                             $   808,176       $   854,903       $ 1,066,353
                                                                      ===========       ===========       ===========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000




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

Contributed Capital, Commissions and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners' capital (deficit). No limited partner is obligated to make any additional contribution.

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

Intangible Assets

Costs assigned to franchise agreements, loan fees and other intangibles, and goodwill are being amortized using the straight-line method over the following estimated useful lives:

            Franchise agreements                               8-40 years
            Loan fees and other intangibles                     1-5 years
            Goodwill                                             40 years

Revenue Recognition

Cable television service revenue, including service maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $212,485, $142,053, and $153,797 in 2000, 1999 and 1998, respectively.

Derivatives

The Partnership has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount. Gains or losses associated with changes in fair values of these swaps and the underlying notional principal amounts are deferred and recognized against interest expense over the term of the agreement in the Partnership's statements of operations.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133 - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) and in June 2000 issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate, and assess the effectiveness of transactions that are subject to hedge accounting.

Pursuant to SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133 -- an Amendment to FASB Statement No. 133," the effective date of SFAS 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company's election, before January 1, 1999).

The Partnership had no interest rate swaps or other derivative financial instruments outstanding at December 31, 2000.

Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES:

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $257,410, $248,851, and $243,823 for 2000, 1999 and 1998,
respectively.

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

The limited partners' total initial contributions to capital were $9,568,500 ($500 per limited partnership unit). As of December 31, 2000, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters' supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $222,222, $244,730, and $270,368 for the years ended December 31, 2000, 1999 and
1998, respectively.

In 2000, 1999 and 1998, the Partnership was charged software installation charges and maintenance fees for billing system support provided by an affiliate, amounting to $45,992, $40,276, and $41,275, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $243,509, $99,498, and $39,028 under the terms of these agreements during 2000, 1999 and 1998, respectively.

Cable Ad Concepts, Inc. (CAC), an affiliate of the General Partner was formed to assist in the development of local advertising markets and the management and training of local sales staff. CAC billed the Partnership $28,966, $23,233 and $18,218 in 2000, 1999 and 1998, respectively, for these services.

In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN were $8,196, $33,615 and $49,365 during 2000, 1999 and 1998, respectively.

Due to General Partner and Affiliates

                                                    2000         1999
                                                  -------      -------
Reimbursable operating costs                      $11,595      $    --
Other amounts due to affiliates, net               15,981        8,037
                                                  -------      -------
                                                  $27,576      $ 8,037
                                                  =======      =======

4. PROPERTY AND EQUIPMENT:

                                      December 31,
                              ----------------------------
                                  2000             1999
                              -----------      -----------
Land and buildings            $   511,397      $   203,718
Distribution plant             11,386,043       11,284,388
Other equipment                   524,420          615,561
Construction in progress          159,588          262,790
                              -----------      -----------
                              $12,581,448      $12,366,457
                              ===========      ===========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                                      December 31,
                                ----------------------
                                  2000          1999
                                --------      --------
Accounts payable                $ 74,069      $111,446
Interest                          30,076        10,049
Program license fees             146,142       141,993
Franchise fees                    16,782        55,609
Pole rental                       79,282        71,654
Other                             89,894       123,798
                                --------      --------
                                $436,245      $514,549
                                ========      ========

6. TERM LOAN:

                                                                              December 31,
                                                                      ----------------------------
                                                                          2000             1999
                                                                      -----------      -----------
Term loan, amended and restated on March 30, 1998,
   collateralized by a first lien position on all present
   and future assets of the Partnership. Interest
   rates vary based on certain financial covenants;
   currently 8.53% (weighted average). Graduated principal
   payments plus interest are due quarterly until
   maturity on December 31, 2002                                      $ 9,420,139      $10,090,182

Additional drawdown of the term loan issued under the
   Company's March 30, 1998 term loan, for a new office in
   LaConner, Washington, collateralized by a first lien
   position on all present and future assets of the Partnership
   Interest is fixed at 8.25%. Fixed payments of principal plus
   interest are due monthly until maturity on December 31, 2004           272,889          182,000
                                                                      -----------      -----------
                                                                      $ 9,693,028      $10,272,182
                                                                      ===========      ===========

Annual maturities of term loan after December 31, 2000 are as follows:

2001                                             $   844,028
2002                                               8,605,476
2003                                                  16,624
2004                                                 226,900
                                                 -----------
                                                   9,693,028
                                                 ===========

Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 5.00 to 1 and a Cash Flow to Debt Service Ratio of greater than 1.25 to 1, and a limitation on the maximum amount of capital expenditures of $700,000, excluding costs for the office site in LaConner, Washington, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership's creditor under this agreement. At December 31, 2000, the Partnership was in compliance with the terms of the loan agreement.

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

There was no taxable income to the limited partners in any of the three years in the periods ended December 31, 2000. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under generally accepted accounting principles. Traditionally, there are no other significant differences between taxable income and net income reported in the statements of operations.

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

In general, under current federal income tax laws, a partner's allocated share of tax losses from a partnership is allowed as a deduction on their individual income tax return only to the extent of the partner's adjusted basis in their partnership interest at the end of the tax year. No losses will be allocated to limited partners with negative basis.

In addition, current tax law does not allow a taxpayer to use losses from a business activity in which they do not materially participate (a "passive activity," e.g., a limited partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties and capital gains. However, such losses can be used to offset income from other passive activities. In addition, disallowed losses can be carried forward indefinitely to offset future income from passive activities. Disallowed losses can be used in full when the taxpayer recognizes gain or loss upon the disposition of their entire interest in the passive activity.

8. COMMITMENTS AND CONTINGENCIES:

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $133,043, $122,851 and $111,412 in 2000, 1999 and 1998, respectively. Minimum lease payments through the end of the lease terms are as follows:

2001                                                 $ 3,300
2002                                                   3,300
2003                                                   3,100
2004                                                   3,100
2005                                                   3,300
Thereafter                                            33,300
                                                     -------
                                                     $49,400
                                                     =======

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 2000, 1999 and 1998, respectively, the Partnership was charged $7,185, $7,304 and $7,370 by the fund. As of December 31, 2000, the fund had a balance of $509,135.