Form 10-Q
period 2001-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2001-05-15
CIK 843368

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended MARCH 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number:  0-18307


              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
              ----------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

        Washington                                          91-1423516
------------------------------------------------------------------------------------
(State of Organization)                         (I.R.S. Employer Identification No.)

      1201 Third Avenue, Suite 3600, Seattle, Washington         98101
-------------------------------------------------------------------------
       (Address of Principal Executive Offices)                (Zip Code)

                                 (206) 623-1351
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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
BALANCE SHEETS - (Unaudited)
(Prepared by the Managing General Partner)


                                                      March 31,        December 31,
                                                        2001               2000
                                                    ------------       ------------
                                                    (unaudited)
ASSETS

Cash                                                $    690,364       $    602,716
Accounts receivable                                      112,652            151,961
Due from affiliates                                        4,261              8,842
Prepaid expenses                                          60,651             71,289
Property and equipment, net of accumulated
  depreciation of $6,879,938 and $6,600,455,
  respectively                                         5,786,394          5,980,993
Intangible assets, net of accumulated
 amortization of $2,607,866 and $2,503,932,
 respectively                                          4,319,889          4,423,821
                                                    ------------       ------------
Total assets                                        $ 10,974,211       $ 11,239,622
                                                    ============       ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses               $    389,265       $    436,245
Due to managing general partner and affiliates            83,252             27,576
Converter deposits                                         3,742              4,322
Subscriber prepayments                                   233,931            204,821
Notes payable                                          9,477,043          9,693,028
Interest rate derivative                                  16,192                 --
                                                    ------------       ------------
        Total liabilities                             10,203,425         10,365,992
                                                    ------------       ------------
Partners' capital (deficit):
 General Partners:
   Contributed capital, net                                1,000              1,000
   Accumulated deficit                                   (73,510)           (72,482)
                                                    ------------       ------------
                                                         (72,510)           (71,482)
                                                    ------------       ------------
 Limited Partners:
   Contributed capital, net                            8,120,820          8,120,820
   Accumulated deficit                                (7,277,524)        (7,175,708)
                                                    ------------       ------------
                                                         843,296            945,112
                                                    ------------       ------------
        Total partners' capital                          770,786            873,630
                                                    ------------       ------------
Total liabilities and partners' capital             $ 10,974,211       $ 11,239,622
                                                    ============       ============

      The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (Unaudited)
(Prepared by the Managing General Partner)


                                              For the three months ended
                                                      March 31,
                                             -----------------------------
                                                 2001            2000
                                             -----------       -----------
                                                      (unaudited)
Service revenues                             $ 1,284,371       $ 1,267,979

Expenses:
  Operating (including $19,419
    and $18,194 to affiliates in 2001
    and 2000, respectively)                      124,502           135,736
  General and administrative (including
    $156,085 and $160,459 to affiliates
    in 2001 and 2000, respectively)              316,350           297,445
  Programming (including $28,4110
    and $18,937 to affiliates in 2001
    and 2000, respectively)                      351,024           325,257
  Depreciation and amortization                  380,400           379,673
                                             -----------       -----------
                                               1,172,276         1,138,111
                                             -----------       -----------
Income from operations                           112,095           129,868

Other income (expense):
  Interest expense                              (202,347)         (224,876)
  Interest income and other                      (12,592)            2,028
                                             -----------       -----------
                                                (214,939)         (222,848)
                                             -----------       -----------

Net loss                                     $  (102,844)      $   (92,980)
                                             ===========       ===========
Allocation of net loss:
  General Partners                           $    (1,028)      $      (930)
                                             ===========       ===========
  Limited Partners                           $  (101,816)      $   (92,050)
                                             ===========       ===========
Net loss per limited partnership unit:
  (19,087 units for both time periods)       $        (5)      $        (5)
                                             ===========       ===========
Net loss per $1,000 investment               $       (10)      $       (10)
                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (Unaudited)
(Prepared by the Managing General Partner)


                                                        For the three months ended
                                                                March 31,
                                                        --------------------------
                                                           2001            2000
                                                        ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $(102,844)      $ (92,980)
Adjustments to reconcile net loss to
  cash provided by operating activities:
  Depreciation and amortization                           380,400         379,673
  Amortization of loan costs                                3,015           7,504
  Mark-to-market on interest rate derivative               16,192              --
  (Increase) decrease in operating assets:
    Accounts receivable                                    39,309          (8,814)
    Due from affiliates                                     4,581          (3,056)
    Prepaid expenses                                       10,638          23,976
  Increase (decrease) in operating liabilities
    Accounts payable and accrued expenses                 (46,980)       (121,343)
    Due to managing general partner and affiliates         55,676           7,091
    Converter deposits                                       (580)           (460)
    Subscriber prepayments                                 29,110          18,072
                                                        ---------       ---------
Net cash from operating activities                        388,517         209,663
                                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                   (84,884)        (75,228)
                                                        ---------       ---------
Net cash used in investing activities                     (84,884)        (75,228)
                                                        ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net             --          97,400
Principal payments on borrowings                         (215,985)       (162,500)
                                                        ---------       ---------
Net cash used in financing activities                    (215,985)        (65,100)
                                                        ---------       ---------

INCREASE IN CASH                                           87,648          69,335
CASH, beginning of period                                 602,716         316,123
                                                        ---------       ---------
CASH, end of period                                     $ 690,364       $ 385,458
                                                        =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest              $ 205,421       $ 205,248
                                                        =========       =========


        The accompanying notes are an integral part of these statements.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership's financial position at March 31, 2001, its statements of operations and cash flows for the three months ended March 31, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

(2) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and in June 2000 issued SFAS No. 138, amendment of SFAS 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

    The Partnership has elected not to designate its derivatives as hedges under SFAS 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership's derivatives will be recorded as other income or expense.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues totaled $1,284,371 for the three months ended March 31, 2001, representing an increase of approximately 1% as compared to the same period in 2000. Of these revenues, $989,240 (77%) was derived from basic services, $96,907 (8%) from premium services, $50,993 (4%) from expanded basic services, $16,923 (1%) from service maintenance contracts, $37,886 (3%) from spot advertising, and $92,422 (7%) from other sources, including late fee revenue and rental income. The net increase in revenues is primarily attributable to increases in basic service rates during the first quarter of 2001.

As of March 31, 2001, the Partnership's systems served approximately 11,442 basic subscribers, 4,549 premium subscribers and 2,060 expanded basic subscribers.

Operating expenses totaled $124,502 for the three months ended March 31, 2001, representing a decrease of approximately 8% as compared to the same period in 2000. This is mainly attributable to decreased operating salaries and system maintenance expenses.

General and administrative expenses totaled $316,350 for the three months ended March 31, 2001, representing an increase of approximately 6% over the same period in 2000. This is due to increases in administrative salaries and payroll benefits as a result of cost of living adjustments as well as an increase in bad debt expense.

Programming expenses totaled $351,024 for the three months ended March 31, 2001, representing an increase of approximately 8% over the same period in 2000. This increase is mainly due to higher costs charged by various program suppliers and expenses associated with offering additional channels.

Depreciation and amortization expense for the three months ended March 31, 2001 remained consistent with the same period in 2000.

Interest expense for the three months ended March 31, 2001 decreased approximately 8% over the same period in 2000. The average bank debt outstanding decreased from $10,337,848 during the first quarter of 2000 to $9,585,035 during the first quarter of 2001. The Partnership's effective interest rate was 8.41% for the first quarter of 2001 and 2000.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided from operations. Based on management's analysis, the Partnership's cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership's loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 4.5 to 1 and a cash flow to debt service ratio of 1.25 to 1. At March 31, 2001, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $9,477,043. Certain fixed rate agreements in place as of December 31, 2000 expired during the first quarter of 2001, and the Partnership entered into new fixed rate agreements. As of the date of this filing, interest rates on the credit facility were as follows: $6,600,000 fixed at 6.75% under the terms of a self-amortizing interest rate swap agreement with its lender expiring March 29, 2002, $2,600,000 fixed at 7.22% under the terms of an interest rate swap agreement with its lender expiring February 12, 2002, $269,404 fixed at 8.25% and $7,639 at prime (currently 7.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership's leverage fluctuates.

Capital Expenditures

During the first quarter of 2001, the Partnership incurred approximately $85,000 in capital expenditures including the continuation of a system upgrade to 550 MHz in the Swainsboro, Georgia system and the continuation of a system upgrade to a minimum of 400 MHz for the LaConner, Washington system.

Planned expenditures for the balance of 2001 include an ongoing system upgrade to a minimum of 400 MHz in the LaConner, WA system; continuing quality assurance projects in the Aliceville, Alabama system; and a new digital service launch in the Swainsboro, Georgia system.

Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statement" within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expect", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership's primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest applicable to the Partnership's debt facilities. As of the date of this filing, the Partnership had entered into two interest rate swap agreements for $2.6 million and $6.6 million of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Had the partnership not entered into these fixed rate agreements, the potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $92,000.

The Partnership does not use financial instruments for trading or other speculative purposes.

                           PART II - OTHER INFORMATION


ITEM 1 Legal proceedings
          None

ITEM 2 Changes in securities
          None

ITEM 3 Defaults upon senior securities
          None

ITEM 4 Submission of matters to a vote of security holders
          None

ITEM 5 Other information
          None

ITEM 6 Exhibits and Reports on Form 8-K


(a) No reports on Form 8-K have been filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

                   BY:  Northland Communications Corporation,
                        Managing General Partner



Dated: 5/15/01                BY:  /s/ RICHARD I. CLARK
       -------                    --------------------------
                                  Richard I. Clark
                                  (Executive Vice President/Treasurer)


Dated: 5/15/01              BY:  /s/ GARY S. JONES
       -------                   --------------------------
                                   Gary S. Jones
                                   (President)