Form 10-Q
period 2001-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2001-08-13
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number: 0-18307

Northland Cable Properties Eight Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington	91-1423516

(State of Organization)	(I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington	98101

(Address of Principal Executive Offices)	(Zip Code)
(206) 623-1351

(Registrant’s telephone number, including area code)

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

Yes [X]        No [   ]

This filing contains ____ pages. Exhibits index appears on page ____.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS — (Unaudited)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash	$623,037	$602,716

Accounts receivable	125,787	151,961

Due from affiliates	5,449	8,842

Prepaid expenses	31,362	71,289

Property and equipment, net of accumulated depreciation of $7,164,167 and $6,600,455, respectively	5,721,838	5,980,993

Intangible assets, net of accumulated amortization of $2,710,885 and $2,503,933, respectively	4,216,870	4,423,821

Total assets	$10,724,343	$11,239,622

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$417,069	$436,245

Due to managing general partner and affiliates	55,893	27,576

Converter deposits	4,052	4,322

Subscriber prepayments	225,710	204,821

Notes payable	9,261,047	9,693,028

Interest rate derivative	65,523	—

Total liabilities	10,029,294	10,365,992

Partners’ capital (deficit):

General Partners:

Contributed capital, net	1,000	1,000

Accumulated deficit	(74,268)	(72,482)

	(73,268)	(71,482)

Limited Partners:

Contributed capital, net	8,120,820	8,120,820

Accumulated deficit	(7,352,503)	(7,175,708)

	768,317	945,112

Total partners’ capital	695,049	873,630

Total liabilities and partners’ capital	$10,724,343	$11,239,622

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2001	2000

	(unaudited)
Service revenues	$2,583,104	$2,550,923

Expenses:

Operating (including $56,243 and $36,992 to affiliates in 2001 and 2000, respectively)	241,399	266,637

General and administrative (including $312,581 and $323,348 to affiliates in 2001 and 2000, respectively)	627,589	611,749

Programming (including $54,029 and $36,937 to affiliates in 2001 and 2000, respectively)	694,433	664,475

Depreciation and amortization	764,634	768,187

	2,328,055	2,311,048

Income from operations	255,049	239,875

Other income (expense):

Interest expense	(372,369)	(447,390)

Interest income and other, net	4,262	5,477

Interest rate derivative	(65,523)	—

Gain on disposal of assets	—	12,500

	(433,630)	(429,413)

Net loss	$(178,581)	(189,538)

Allocation of net loss:

General Partners	$(1,786)	$(1,895)

Limited Partners	$(176,796)	$(187,643)

Net loss per limited partnership unit:

(19,087 units for both time periods)	$(9)	$(10)

Net loss per $1,000 investment	$(19)	$(20)

The accompanying notes are an integral part of these statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the three months ended June,

	2001	2000

	(unaudited)
Service revenues	$1,298,734	$1,282,944

Expenses:

Operating (including $36,824 and $18,799 to affiliates in 2001 and 2000, respectively)	116,897	130,901

General and administrative (including $156,496 and $160,890 to affiliates in 2001 and 2000, respectively)	311,240	314,304

Programming (including $25,617 and $18,000 to affiliates in 2001 and 2000, respectively)	343,409	339,218

Depreciation and amortization	384,233	388,514

	1,155,779	1,172,937

Income from operations	142,955	110,007

Other income (expense):

Interest expense	(170,023)	(222,514)

Interest income and other, net	662	3,449

Interest rate derivative	(49,331)	—

Gain on disposal of assets	—	12,500

	(218,692)	(206,565)

Net loss	$(75,737)	(96,558)

Allocation of net loss:

General Partners	$(757)	$(966)

Limited Partners	$(74,980)	$(95,592)

Net loss per limited partnership unit:

(19,087 units for both time periods)	$(4)	$(5)

Net loss per $1,000 investment	$(8)	$(10)

The accompanying notes are an integral part of these statements.

NORTHLAND PREMIER CABLE TELEVISION LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (Unaudited)
(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(178,581)	$(189,538)

Adjustments to reconcile net loss to cash provided by operating activities:

Depreciation and amortization	764,634	768,187

Amortization of loan costs	6,029	14,890

Interest rate derivative	65,523	—

Gain on sale of assets	—	(12,500)

(Increase) decrease in operating assets:

Accounts receivable	26,174	5,725

Due from affiliates	3,393	(2,434)

Prepaid expenses	39,927	23,284

Increase (decrease) in operating liabilities

Accounts payable and accrued expenses	(19,176)	(108,798)

Due to managing general partner and affiliates	28,317	25,394

Converter deposits	(270)	(2,970)

Subscriber prepayments	20,889	17,787

Net cash from operating activities	756,859	539,027

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment, net	(304,557)	(277,774)

Proceeds from sale of property	—	12,500

Franchise fees and other intangibles	—	(5,488)

Net cash used in investing activities	(304,557)	(270,762)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from borrowings under long term debt, net	—	77,357

Principal payments on borrowings	(431,981)	(325,000)

Net cash used in financing activities	(431,981)	(247,643)

INCREASE IN CASH	20,321	20,622

CASH, beginning of period	602,716	316,123

CASH, end of period	$623,037	$336,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$371,907	$420,326

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)	These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at June 30, 2001, its statements of operations and cash flows for the six and three months ended June 30, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) and in June 2000 issued SFAS No. 138, amendment of SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Pursuant to SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133 — an Amendment to FASB Statement No. 133” the effective date of SFAS No. 133 has been deferred until fiscal years beginning after January 15, 2000. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 (and, at the company’s election, before January 1, 1999).

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense.

(3)	In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The authorization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Partnership’s discontinuation of amortization of its goodwill; however, the Partnership will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Partnership’s future results of operations if an impairment occurs. The Partnership is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues totaled $2,583,104 for the six months ended June 30, 2001, representing an increase of approximately 1% as compared to the same period in 2000. Of these revenues, $1,993,205 (77%) was derived from basic services, $193,127 (8%) from premium services, $102,678 (4%) from expanded basic services, $34,048 (1%) from service maintenance contracts, $79,996 (3%) from advertising and $180,050 (7%) from other sources, including late fee revenue and rental income. The increase in revenue is primarily attributable to rate increases put in place during the first quarter of 2001.

As of June 30, 2001, the Partnership’s systems served approximately 11,220 basic subscribers and 4,450 premium subscribers.

Operating expenses totaled $241,399 for the six months ended June 30, 2001, representing a decrease of approximately 9% as compared to the same period in 2000. Such decrease is primarily attributable to decreases in operating salaries and overtime expenses as well as reduced system maintenance costs.

General and administrative expenses totaled $627,589 for the six months ended June 30, 2001, representing an increase of approximately 3% over the same period in 2000. Increases in general and administrative expenses are primarily due to higher administrative salaries relating to annual cost of living adjustments. Bad debt expense also contributed to higher general and administrative expenses as compared to the same period in 2000.

Programming expenses totaled $694,433 for the six months ended June 30, 2001, representing an increase of approximately 5% as compared to the same period in 2000. This increase relates directly to higher costs charged by various program suppliers as well as increased advertising expenditures.

Depreciation and amortization expense for the six months ended June 30, 2001 remained consistent with the same period in 2000.

Interest expense for the six months ended June 30, 2001 decreased approximately 15% over the same period in 2000. The average bank debt outstanding decreased from $10,265,307 during the first half of 2000 to $9,477,038 during the first half of 2001. The Partnership’s effective interest rate decreased from 8.43% during the first half of 2000 to 7.71% during the first half of 2001.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. The market value adjustment for the six month period ended June 30, 2001 was a debit of approximately $49,000.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues totaled $1,298,734 for the three months ended June 30, 2001, representing an increase of approximately 1% as compared to the same period in 2000. Of these revenues, $1,003,965 (77%) was derived from basic services, $96,219 (8%) from premium services, $51,686 (4%) from expanded basic services, $17,125 (1%) from service maintenance contracts, $42,110 (3%) from advertising, and $87,629 (7%) from other sources, including late fee revenue and rental income. The increase is attributable to rate increases put into effect during the first quarter of 2001.

Operating expenses totaled $116,897 for the three months ended June 30, 2001, representing a decrease of approximately 11% as compared to the same period in 2000. The decrease in operating expenses is mainly attributable to reductions in operating salaries and overtime expenses as well as lower system maintenance fees.

General and administrative expenses totaled $311,240 for the three months ended June 30, 2001, remaining consistent with the same period in 2000.

Programming expenses totaled $343,409 for the three months ended June 30, 2001, remaining relatively consistent with the same period in 2000.

Depreciation and amortization expense for the three months ended June 30, 2001 remained relatively consistent with the same period in 2000.

Interest expense for the three months ended June 30, 2001 decreased approximately 22% over the same period in 2000. The average bank debt outstanding decreased from $10,191,082 during the second quarter of 2000 to $9,369,045 during the second quarter of 2001. The Partnership’s effective interest rate decreased from 8.44% during the second quarter of 2000 to 7.01% during the second quarter of 2001.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. The market value adjustment for the second quarter of 2001 was a debit of approximately $49,000.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided from operations. Based on management’s analysis, the Partnership’s cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership’s loan agreement, the Partnership has agreed to restrictive covenants including a funded debt to annualized cash flow ratio of 4.5 to 1.0 and a cash flow to debt service ratio of 1.25 to 1.0. At June 30, 2001, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $8,995,139. As of the date of this filing, interest rates on the credit facility were as follows: $6,387,500 fixed at 6.75% under the terms of a self-amortizing interest rate swap agreement with its lender expiring March 29, 2002, $2,600,000 fixed at 7.22% under the terms of an interest rate swap agreement with its lender expiring February 12, 2002, and $7,639 at prime (currently 7.0%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

Capital Expenditures

During the first half of 2001, the Partnership incurred approximately $305,000 in capital expenditures including the continuation of a system upgrade to 550 MHz in the Swainsboro, Georgia system and the continuation of a system upgrade to a minimum of 400 MHz for the LaConner, Washington system.

Planned expenditures for the remainder of 2001 include an ongoing system upgrade to a minimum of 400 MHz in the LaConner, Washington system; continuing quality assurance projects in the Aliceville, Alabama system; and a new digital service launch in the Swainsboro, Georgia system.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership’s debt facilities. As of the date of this filing, the Partnership had entered into two interest rate swap agreements for $2.6 million and $6.4 million of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligation to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $90,000.

The Partnership does not use financial instruments for trading or other speculative purposes.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statement” within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “believe”, “intends”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

     None

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

	BY:	Northland Communications Corporation, Managing General Partner

Dated: 8/13/01	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated: 8/13/01	BY:	/s/ GARY S. JONES

Gary S. Jones (President)