Form 10-Q
period 2001-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2001-11-13
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2001

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-18307

Northland Cable Properties Eight Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington	91-1423516

(State of Organization)	(I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington	98101

(Address of Principal Executive Offices)	(Zip Code)

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

Yes [X] No [   ]

This filing contains       pages. Exhibits index appears on page      .

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BALANCE SHEETS — (Unaudited)
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS
Cash	$438,673	$602,716
Accounts receivable	132,534	151,961
Due from affiliates	11,650	8,842
Prepaid expenses	94,041	71,289
Property and equipment, net of accumulated depreciation of $7,435,883 and $6,600,455, respectively	5,624,751	5,980,993
Intangible assets, net of accumulated amortization of $2,812,629 and $2,503,933, respectively	4,115,126	4,423,821

Total assets	$10,416,775	$11,239,622

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$438,295	$436,245
Due to managing general partner and affiliates	36,963	27,576
Converter deposits	3,852	4,322
Subscriber prepayments	185,194	204,821
Notes payable	9,045,040	9,693,028
Interest rate derivative	89,610	—

Total liabilities	9,798,954	10,365,992

Partners’ capital (deficit):
General Partners:
Contributed capital, net	1,000	1,000
Accumulated deficit	(75,040)	(72,482)

	(74,040)	(71,482)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(7,428,959)	(7,175,708)

	691,861	945,112

Total partners’ capital	617,821	873,630

Total liabilities and partners’ capital	$10,416,775	$11,239,622

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the nine months ended September 30,

	2001	2000

	(unaudited)
Service revenues	$3,869,445	$3,835,150
Expenses:
Operating (including $84,291 and $53,464 to affiliates in 2001 and 2000, respectively)	343,835	378,594
General and administrative (including $463,827 and $477,561 to affiliates in 2001 and 2000, respectively)	933,703	929,240
Programming (including $79,065 and $60,568 to affiliates in 2001 and 2000, respectively)	1,047,806	1,004,860
Depreciation and amortization	1,149,370	1,156,895

	3,474,714	3,469,589

Income from operations	394,731	365,561
Other income (expense):
Interest expense	(529,780)	(626,324)
Interest income and other, net	(38,545)	(14,111)
Interest rate derivative	(89,610)	—
Gain on disposal of assets	7,395	12,850

	(650,540)	(627,585)

Net loss	$(255,809)	$(262,024)

Allocation of net loss:
General Partners	$(2,558)	$(2,620)

Limited Partners	$(253,251)	$(259,404)

Net loss per limited partnership unit:
(19,087 units for both time periods)	$(13)	$(14)

Net loss per $1,000 investment	$(27)	$(28)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
(Prepared by the Managing General Partner)

	For the three months ended September 30,

	2001	2000

	(unaudited)
Service revenues	$1,286,340	$1,284,226
Expenses:
Operating (including $28,048 and $16,472 to affiliates in 2001 and 2000, respectively)	102,436	111,957
General and administrative (including $151,246 and $154,213 to affiliates in 2001 and 2000, respectively)	306,114	317,491
Programming (including $25,036 and $23,631 to affiliates in 2001 and 2000, respectively)	353,372	340,385
Depreciation and amortization	384,736	388,708

	1,146,658	1,158,541

Income from operations	139,682	125,685
Other income (expense):
Interest expense	(163,441)	(193,824)
Interest income and other, net	(36,776)	(4,697)
Interest rate derivative	(24,087)	—
Gain on disposal of assets	7,395	350

	(216,909)	(198,171)

Net loss	$(77,227)	$(72,486)

Allocation of net loss:
General Partners	$(772)	$(725)

Limited Partners	$(76,455)	$(71,761)

Net loss per limited partnership unit:
(19,087 units for both time periods)	$(4)	$(4)

Net loss per $1,000 investment	$(8)	$(8)

The accompanying notes are an integral part of these statements.

NORTHLAND PREMIER CABLE TELEVISION LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS — (Unaudited)
(Prepared by the Managing General Partner)

	For the nine months ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(255,809)	$(262,024)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,149,370	1,156,895
Amortization of loan costs	9,046	22,275
Interest rate derivative	89,610	—
Gain on sale of assets	(7,395)	(12,850)
(Increase) decrease in operating assets:
Accounts receivable	19,427	8,526
Due from affiliates	(2,808)	(11,248)
Prepaid expenses	(22,752)	17,945
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,050	(92,756)
Due to managing general partner and affiliates	9,387	21,695
Converter deposits	(470)	(3,380)
Subscriber prepayments	(19,627)	(9,778)

Net cash from operating activities	970,029	835,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(494,084)	(437,739)
Proceeds from sale of property	8,000	13,500
Franchise fees and other intangibles	—	(10,394)

Net cash used in investing activities	(486,084)	(434,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net	—	97,400
Principal payments on borrowings	(647,988)	(510,764)

Net cash used in financing activities	(647,988)	(413,364)

INCREASE IN CASH	(164,043)	(12,697)
CASH, beginning of period	602,716	316,123

CASH, end of period	$438,673	$303,426

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$516,608	$624,514

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at September 30, 2001 and December 31, 2000, its statements of operations for the nine and three months ended September 30, 2001 and 2000, and its statement of cash flows for the nine months ended September 30, 2001 and 2000. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

(3)  In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. The authorization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below it’s carrying value. The adoption of SFAS No. 142 will result in the Partnership’s discontinuation of amortization of its goodwill; however, the Partnership will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Partnership’s future results of operations if an impairment occurs. The Partnership is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

(4)  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for fiscal 2003. The Partnership has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

(5)  In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations? Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective for fiscal 2002, is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues totaled $3,869,445 for the nine months ended September 30, 2001, representing an increase of approximately 1% as compared to the same period in 2000. Of these revenues, $2,973,525 (77%) was derived from basic services, $287,828 (7%) from premium services, $155,217 (4%) from expanded basic services, $50,825 (1%) from service maintenance contracts, $134,816 (4%) from advertising and $267,234 (7%) from other sources, including late fee revenue and rental income. The increase in revenue is primarily attributable to rate increases put in place during the first quarter of 2001.

As of September 30, 2001, the Partnership’s systems served approximately 11,020 basic subscribers and 4,790 premium subscribers.

Operating expenses totaled $343,835 for the nine months ended September 30, 2001, representing a decrease of approximately 9% as compared to the same period in 2000. Such decrease is primarily attributable to reductions in system maintenance costs and pole rental expenses.

General and administrative expenses totaled $933,703 for the nine months ended September 30, 2001, remaining consistent with the same period in 2000. Increases in administrative salaries relating to annual cost of living adjustments and increased bad debt expense were offset by reductions in property tax expense.

Programming expenses totaled $1,047,806 for the nine months ended September 30, 2001, representing an increase of approximately 4% as compared to the same period in 2000. This increase relates directly to higher costs charged by various program suppliers as well as increased advertising expenditures.

Depreciation and amortization expense for the nine months ended September 30, 2001 remained consistent with the same period in 2000.

Interest expense for the nine months ended September 30, 2001 decreased approximately 15% over the same period in 2000. The average bank debt outstanding decreased from $10,184,706 during the first nine months of 2000 to $9,369,034 during the same period in 2001. The Partnership’s effective interest rate decreased from 8.30% during the first nine months of 2000 to 7.54% during the same period in 2001.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. The market value adjustment for the nine month period ended September 30, 2001 was a debit of approximately $90,000.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues totaled $1,286,341 for the three months ended September 30, 2001, remaining consistent with the same period in 2000. Of these revenues, $980,320 (77%) was derived from basic services, $94,701 (7%) from premium services, $52,539 (4%) from expanded basic services, $16,777 (1%) from service maintenance contracts, $54,820 (4%) from advertising, and $87,184 (7%) from other sources, including late fee revenue and rental income.

Operating expenses totaled $102,436 for the three months ended September 30, 2001, representing a decrease of approximately 9% as compared to the same period in 2000. The decrease in operating expenses is mainly attributable to reductions in pole, duct and site rental expenses.

General and administrative expenses totaled $306,114 for the three months ended September 30, 2001, representing a decrease of approximately 4% as compared to the same period in 2000. This decrease is mainly attributable to reductions in property tax expense.

Programming expenses totaled $353,373 for the three months ended September 30, 2001, representing an increase of approximately 4% as compared to the same period in 2000. This increase relates directly to higher costs charged by various program suppliers.

Depreciation and amortization expense for the three months ended September 30, 2001 remained relatively consistent with the same period in 2000.

Interest expense for the three months ended September 30, 2001 decreased approximately 16% over the same period in 2000. The average bank debt outstanding decreased from $10,023,503 during the third quarter of 2000 to $9,153,044 during the third quarter of 2001. The Partnership’s effective interest rate decreased from 7.80% during the third quarter of 2000 to 7.14% during the third quarter of 2001.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense. The market value adjustment for the third quarter of 2001 was a debit of approximately $24,000.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided from operations. Based on management’s analysis, the Partnership’s cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Under the terms of the Partnership’s loan agreement, the Partnership has agreed to restrictive covenants including a maximum funded debt to annualized cash flow ratio of 4.5 to 1.0 and a minimum cash flow to debt service ratio of 1.25 to 1.0. At September 30, 2001, the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $8,782,639. As of the date of this filing, interest rates on the credit facility were as follows: $6,175,000 fixed at 6.75% under the terms of a self-amortizing interest rate swap agreement with its lender expiring March 29, 2002, $2,600,000 fixed at 7.22% under the terms of an interest rate swap agreement with its lender expiring February 12, 2002, and $7,639 at prime (currently 5.75%). The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

Capital Expenditures

During the first nine months of 2001, the Partnership incurred approximately $494,000 in capital expenditures including the continuation of a system upgrade to 550 MHz in the Swainsboro, Georgia system and the continuation of a system upgrade to a minimum of 400 MHz and new digital service launch in the LaConner, Washington system.

Planned expenditures for the remainder of 2001 include an ongoing system upgrade to a minimum of 400 MHz in the LaConner, Washington system; continuing quality assurance projects in the Aliceville, Alabama system; and a new digital service launch in the Swainsboro, Georgia system.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership’s debt facilities. As of the date of this filing, the Partnership had entered into two interest rate swap agreements for $2.6 million and $6.2 million of these borrowings, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligation to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $88,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

	BY:	Northland Communications Corporation, Managing General Partner

Dated: November 13, 2001	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated: November 13, 2001	BY:	/s/ GARY S. JONES

Gary S. Jones (President)