Form 10-K
period 2001-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2002-04-01
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2001

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

Registrant’s telephone number, including area code: (206) 621-1351

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

This filing contains __________ pages. Exhibits Index appears on page __________.

Financial Statements/Schedules Index appears on page ___________.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “believe”, “intends”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms.

PART I

ITEM 1. BUSINESS

     Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and approximately 945 limited partners as of December 31, 2001. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “ General Partner”).

     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by 2 limited partnerships. Northland is also the parent company of Northland Cable Properties, Inc. which was formed in February 1995 and is principally involved in direct ownership of cable television systems and is the majority member and manager of Northland Cable Ventures, LLC. Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries, direct and indirect, of NTC include:

NORTHLAND CABLE TELEVISION, INC. — formed in October 1985 and principally involved in the direct ownership of cable television systems. Sole shareholder of Northland Cable News, Inc.

NORTHLAND CABLE NEWS, INC. — formed in May 1994 and principally involved in the production and development of local news, sports and informational programming for the Partnership and other Northland affiliates. As of January 2001, Northland Cable News, Inc. stopped providing these services to the Partnership.

NORTHLAND CABLE SERVICES CORPORATION — formed in August 1993 and principally involved in the development and production of computer software used in billing and financial recordkeeping for Northland-affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.

CABLE AD-CONCEPTS, INC. — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the following two entities:

STATESBORO MEDIA, INC. — formed in April 1995 and principally involved in operating an AM radio station serving the community of Statesboro, Georgia and surrounding areas.

CORSICANA MEDIA, INC. — purchased in September 1998 and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

     The Partnership was formed on September 21, 1988 and began operations in 1989. As of December 31, 2001, the total number of basic subscribers served by the Systems was 10,947, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 73%. The Partnership’s properties are located in rural areas which, to some extent, do not offer consistently acceptable off-air network signals. This factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

     The Partnership has 17 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through the year 2019 with one franchise extending to 2044, have been granted by local and county authorities in the areas in which the Systems operate. Annual franchise fees are paid to the granting authorities. These fees vary between 2% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

     The Partnership serves the communities and surrounding areas of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The following is a description of these areas:

     LaConner, WA: The LaConner system serves communities within three counties in northwestern Washington along Puget Sound. LaConner was predominately a fishing and farming community when founded in the late 1800’s and temporarily became a major trading port. Today, LaConner has become a popular tourist area, with surrounding landscapes of pastoral farms and tulip fields. Its main street, featuring wooden decks and courtyards, runs along the Swinomish slough. The Swinomish Indian Reservation is located on the outskirts of LaConner. Certain information regarding the LaConner, WA System as of December 31, 2001 is as follows:

Basic Subscribers	1,764
Expanded Basic Subscribers	1,052
Premium Subscribers	723
Digital Subscribers	88
Estimated Homes Passed	2,745

     Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport, Kennedy, Eutaw and Marion. Certain information regarding the Aliceville, AL system as of December 31, 2001 is as follows:

Basic Subscribers	6,238
Premium Subscribers	2,116
Estimated Homes Passed	8,420

     Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, as well as the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2001 is as follows:

Basic Subscribers	2,945
Expanded Basic Subscribers	1,164
Premium Subscribers	1,709
Digital Subscribers	76
Estimated Homes Passed	3,900

     The Partnership had 12 employees as of December 31, 2001. Management of these systems is handled through offices located in the towns of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13(a) below.)

     The Partnership’s cable television business is not considered seasonal. The business of the Partnership is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Partnership’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the franchising authorities as noted above. During the last year, the Partnership did not engage in any research and development activities.

     Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers, and digital subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of certain satellite programming services the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as “Showtime”, “Home Box Office”, “Cinemax”, “Disney” or “The Movie Channel”. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered.

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

BROADCAST TELEVISION

     Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an “off-air” antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC will provide incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

OVERBUILDS

     Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system such as headends, trunk lines and drops to individual subscribers homes throughout the franchise areas.

     Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction. See “Regulation and Legislation” below. It is therefore possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The Partnership cannot predict at this time the extent of telephone company competition that will emerge in areas served by the Partnership’s cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership’s systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

DIRECT BROADCAST SATELLITE SERVICE

     High powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years and together now serve over 18 million customers nationwide. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Recent federal legislation reduced this competitive disadvantage. Nevertheless, technological limitations still affect DBS companies, and it is expected that DBS companies will offer local broadcast programming only in the top 50 to 100 U.S. markets for the foreseeable future. The same legislation reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away between 2% and 15% depending upon the specific area.

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

     The Partnership expects to adapt its business to adjust to the changes that may be required under any scenario of regulation. At this time, the Partnership cannot assess the effects, if any, that present regulation may have on the Partnership’s operations and potential appreciation of its Systems. There can be no assurance that the final form of regulation will not have a material adverse impact on the Partnership’s operations.

     The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), and the 1996 Telecommunications Act (the “1996 Telecom Act”, and, collectively, the “Cable Act”) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (“FCC”) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry. Future regulatory and legislative changes could adversely affect the Partnership’s operations.

CABLE RATE REGULATION

     The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they face “effective competition” in their local franchise area. Federal law now defines “effective competition” on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

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

     As of December 31, 2001, none of the Partnership’s local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

     The FCC itself historically administered rate regulation of cable programming service tiers, which represent the expanded level of non-“basic” and non-“premium”, programming services. The 1996 Telecom Act, however, provided special rate relief for small cable operators offering cable programming service tiers. The elimination of cable programming service tier regulation afforded the Partnership substantially greater pricing flexibility.

     Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this “benchmark” regulatory scheme in favor of traditional “cost-of-service” regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

     In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing. All of the Partnership’s systems are eligible for these simplified cost-of-service rules, and have calculated rates generally in accordance with those rules.

     Under the FCC’s rate rules, premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which sunsets in 2002. The 1996 Telecom Act also relaxes existing “uniform rate” requirements by specifying that uniform rate requirements do not apply where the operator faces “effective competition,” and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Regulation by the FCC of cable programming service tier rates for all systems, regardless of size, sunset pursuant to the 1996 Telecom Act on March 31, 1999. Certain legislators, however, have called for new rate regulations. Should this occur, all rate deregulation, including that applicable to small operators like the Partnership, could be jeopardized.

CABLE ENTRY INTO TELECOMMUNICATIONS

     The 1996 Telecom Act creates a more favorable environment for the Partnership to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.

     The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet services, but the U.S. Court of Appeals for the 11th Circuit recently ruled in Gulf Power Co. v. FCC, 208F.3d 1263 (11th Cir. 2000) (“Gulf Power”) that the FCC has no authority to regulate pole rents for cable systems providing Internet services (because, the court ruled, Internet services are not telecommunications services or cable services). The court subsequently stayed the issuance of the mandate in Gulf Power pending the filing of and final action on a petition for writ of certiorari seeking review of the Gulf Power decision in the U.S. Supreme Court. The stay allows for the orderly review of the decision in the U.S. Supreme Court. In the interim, the FCC may continue to process pending pole attachment complaints under its existing rules and procedures. If the 11th Circuit decision goes into effect, it could significantly increase pole attachment rates and adversely impact cable operators.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Supreme Court effectively upheld most of the FCC interconnection regulations, but recently the 8th Circuit Court of Appeals vacated other portions of the FCC’s rules on slightly different grounds. More recently, the 9th Circuit Court of Appeals ruled in the FCC’s favor on these same rules, creating a split in authority that may be resolved by the Supreme Court. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain unresolved.

     Similarly, if another FCC decision requiring that incumbent telephone companies permit co-location of competitors’ equipment on terms more favorable to competitors is sustained on administrative and judicial appeal, this decision, too, would make it easier for new entrants, including the Partnership, to provide telecommunications service.

INTERNET SERVICE

     There is at present no significant federal regulation of cable system delivery of Internet services. Furthermore, the FCC recently issued several reports finding no immediate need to impose this type of regulation. However, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the federal level that would require cable operators to provide access to unaffiliated Internet-service providers and online service providers. In one instance, the Federal Trade Commission is considering whether and to what extent to impose, as a condition of Time Warner’s merger with America Online, certain “open access” requirements on Time Warner’s cable systems, thereby allowing unaffiliated Internet-service providers access to Time Warner’s broadband distribution infrastructure.

     Some local franchising authorities unsuccessfully tried to impose mandatory Internet access or “open access” requirements as part of cable franchise renewals or transfers. In AT&T Corp v. City of Portland, No. 99-35609 (9th Cir., June 22, 2000), the federal Court of Appeals for the Ninth Circuit overturned a federal district court in Portland, Oregon’s ruling that local franchising authorities have the lawful authority to impose these type of conditions. The lower court had ruled that the City of Portland had inherent authority to require, as a condition of the City’s consent to the transfer of TCI’s cable franchise to AT&T, that AT&T provide “open access” to the “cable modem platform” of the Excite@Home Internet service. On appeal, the Court of Appeals rejected the City’s attempt to impose “open access” conditions on AT&T delivery of Internet service over the cable system because that service, according to the Court, is not a cable service, but a “telecommunications service.” The potential regulatory state and federal implications of this rationale are unclear, given the various regulatory requirements for the provision of telecommunications services. There have been at least two additional court rulings that have rejected local imposition of “open access” conditions on cable-provided Internet access, but those ruling have employed very different legal reasoning. A federal court in Virginia found that Internet service was a cable service, but as such was exempt from local “open access” regulation. Another federal court in Florida even more recently ruled that “open access” could not be imposed on local operators because doing so would violate the First Amendment. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate any plans the Partnership may have to develop for providing Internet service.

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

     Under the 1996 Telecom Act, local exchange carriers providing video programming should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier elects to deploy its plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system’s activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC’s open video system rules, including its preemption of local franchising. The FCC recently revised its OVS rules to eliminate this general preemption, thereby leaving franchising discretion to local and state authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

     Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Cable operator buyouts of co-located local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed “rural exemption.” The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

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

MUST CARRY/RETRANSMISSION CONSENT

     The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between a “must carry” status or a “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

     The Partnership has been able to reach agreements with all of the broadcasters who elected retransmission consent. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on the Partnership, although these provisions may affect the operations of the Partnership in the future, depending on factors as market conditions, the introduction of digital broadcasts, channel capacity and similar matters when these arrangements are negotiated or renegotiated.

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

ACCESS CHANNELS

     Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. In the Partnership’s experience to date, requests for commercial leased access carriages have been relatively limited.

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

INSIDE WIRING; SUBSCRIBER ACCESS

     In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators.

     With limited exceptions, existing FCC regulations prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners’ association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas on property within the exclusive control of a tenant or property owner.

OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION

     In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as:

•	equal employment opportunity,

•	subscriber privacy,

•	programming practices, including, among other things,

•	syndicated program exclusivity

•	network program nonduplication,

•	local sports blackouts,

•	indecent programming,

•	lottery programming,

•	political programming,

•	sponsorship identification,

•	children’s programming advertisements, and

•	closed captioning,

•	registration of cable systems and facilities licensing,

•	maintenance of various records and public inspection files,

•	aeronautical frequency usage,

•	lockbox availability,

•	antenna structure notification,

•	tower marking and lighting,

•	consumer protection and customer service standards,

•	technical standards,

•	consumer electronics equipment compatibility, and

•	emergency alert systems.

     The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator’s exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

     The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

COPYRIGHT

     Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. Effective July 1, 2000, the federal Copyright Office increased the cable compulsory license rates used to calculate cable systems’ copyright payments under the cable compulsory license. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership’s ability to obtain desired broadcast programming. The outcome of this legislative activity cannot be predicted. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

     Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. The Cable Act requires franchising authorities to act on any franchise transfer request within 120 days after receipt by the franchising authority of all information required by FCC regulations. Approval is deemed to be granted if the franchising authority fails to act within such 120-day period. Historically, most of the Partnership’s franchises have been renewed and transfer consents granted.

     Under the 1996 Telecom Act, local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services except for certain “competitively neutral” requirements necessary to manage public rights of way. In addition, local franchising authorities may not require the Partnership to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial cable franchise grant, franchise renewal, or franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator’s cable-related revenues and do not apply to revenues that the Partnership derives from providing new telecommunications services.

ITEM 2. PROPERTIES

     The Partnership’s cable television systems are located in and around LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 15,065 homes as of December 31, 2001. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  There is no established public trading market for the Partnership’s units of limited partnership interest.

     (b)  The approximate number of equity holders as of December 31, 2001, is as follows:

Limited Partners:	945
General Partners:	1

     (c)  During 2001, 2000, 1999, 1998 and 1997, the Partnership made no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended December 31,

	2001	2000	1999	1998	1997

SUMMARY OF OPERATIONS:
Revenue	$5,132,726	$5,148,191	$4,974,846	$4,876,464	$4,665,100
Operating income	498,757	528,626	466,394	310,189	304,133
Net loss	(319,969)	(160,886)	(403,306)	(634,150)	(682,930)
Net loss per limited partner unit (weighted average)	(17)	(8)	(21)	(33)	(35)
Cumulative tax losses per limited partner unit	(520)	(520)	(520)	(520)	(520)

	December 31,

	2001	2000	1999	1998	1997

BALANCE SHEET DATA:
Total assets	$10,226,110	$11,239,622	$12,044,826	$13,197,193	$13,826,582
Notes payable	8,828,957	9,693,028	10,272,182	10,625,000	10,925,000
Total liabilities	9,672,449	10,365,992	11,010,310	11,759,371	11,754,610
General partner’s deficit	(74,682)	(71,482)	(69,873)	(65,840)	(59,498)
Limited partner’s capital	628,343	945,112	1,104,389	1,503,662	2,131,470
Distribution per limited partner unit	0	0	0	0	0
Cumulative distributions per limited partner unit	0	0	0	0	0

Quarters ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2001	2001	2001	2001	2000	2000	2000	2000

Revenue	$1,263,281	$1,286,340	$1,298,734	$1,284,371	$1,313,042	$1,284,226	$1,282,944	$1,267,979
Operating income	104,025	139,682	142,955	112,095	163,066	125,685	110,007	129,868
Net income (loss)	$(64,161)	$(77,227)	$(75,737)	$(102,844)	$101,138	$(72,486)	$(96,558)	$(92,980)
Net income (loss) per limited partner unit (weighted average)	$(3)	$(4)	$(4)	$(5)	$5	$(4)	$(5)	$(5)
Investment in cable television properties	$9,737,762	$9,739,877	$9,938,708	$10,106,283	$10,404,814	$10,811,533	$11,043,405	$11,231,272
Book value per partnership unit	$510	$510	$521	$529	$545	$566	$579	$588

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

CRITICAL ACCOUNTING POLICIES

     The Company has three critical accounting policies, which have been chosen among alternatives that require a more significant amount of management judgment than other accounting policies the Partnership employs. They are described below.

REVENUE RECOGNITION

     Cable television service revenue, including service maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $186,144, $212,485 and $142,053 in 2001, 2000 and 1999, respectively.

ALLOCATION OF COST OF PURCHASED CABLE TELEVISION SYSTEMS

     The Partnership allocated the total contract purchase price of cable television systems acquired as follows: first, to the estimated fair value of net tangible assets acquired; then, to noncompetition agreements, franchise agreements and other intangibles; then the excess is allocated to goodwill.

CAPITALIZATION OF OPERATING COSTS

     The Partnership capitalizes certain operating and administrative costs to the systems. These costs consist primarily salaries, travel and other operating and administrative costs, and are allocated based on management’s estimate of time spent related to ongoing capital projects.

  RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2001 AND 2000

     Total revenue reached $5,132,726 for the year ended December 31, 2001, remaining consistent with the same period in 2000. Rate increases implemented during 2001 were offset by a decrease in subscribers. Of the 2001 revenue, $3,939,909 (77%) is derived from subscriptions to basic services, $385,676 (8%) from subscriptions to premium services, $208,993 (4%) from subscriptions to expanded basic services, $68,281 (1%) from service maintenance revenue, and $598,148 (11%) from other sources, including advertising late fee revenue.

     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2001	2000	1999	1998	1997	1996

Basic Rate	$28.50	$27.35	$25.95	$24.65	$23.65	$22.85
Tier Rate	8.75	8.25	7.95	7.40	7.20	6.20
HBO Rate	10.00	10.70	10.50	10.50	11.00	9.70
Cinemax Rate	8.00	7.30	7.50	8.00	8.00	7.80
Showtime Rate	8.75	8.75	8.25	7.00	6.00	9.30
Disney Rate	—	—	8.60	8.60	8.50	8.20
Encore Rate	1.75	1.50	1.50	1.50	—	—
Starz	5.50	6.25	6.70	7.00	—	—
Service Contract Rate	2.00	2.00	2.05	2.10	2.15	2.15

     Operating expenses totaled $457,087 for the year ended December 31, 2001, representing a decrease of approximately 7% over 2000. The decrease is attributable to a reduction of operating salaries, regional management expenses and pole rental expenses. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects operating expenses to increase in the future.

     General and administrative expenses totaled $1,265,497 for the year ended December 31, 2001, representing an increase of approximately 1% from 2000. This increase is due to increased salaries and benefits, system utility expenses and administrative overhead.

     Programming expenses totaled $1,371,517 for the year ended December 31, 2001, representing an increase of approximately 1% over 2000. This increase is due to increased costs charged by various program suppliers as well as new digital service launches offset by a decrease in the number of subscribers served. As programming costs are based on the number of subscribers served, future subscriber increases will cause the trend of programming expense increases to continue. In addition, rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs.

     Depreciation and amortization expense increased from $1,523,444 in 2000 to $1,539,868 in 2001 (approximately 1%). This is primarily due to assets becoming fully depreciated offset by depreciation and amortization on plant, equipment and intangible assets acquired during 2001.

     Interest expense decreased from $828,204 in 2000 to $688,204 in 2001 (approximately 17%). The Partnership’s average bank debt balance decreased from approximately $9,982,605 in 2000 to $9,260,993 in 2001, due to principal payments made in 2001. In addition, the Partnership’s effective interest rate decreased from 8.53% in 2000 to 6.89% in 2001.

     In 2001, the Partnership generated a net loss of $319,969. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 2001. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership’s assets are fully depreciated.

2000 AND 1999

     Total revenue reached $5,148,191 for the year ended December 31, 2000, representing an increase of approximately 3% over 1999. This increase is primarily attributable to rate increases during 2000. Of the 2000 revenue, $3,902,648 (76%) is derived from subscriptions to basic services, $401,079 (8%) from subscriptions to premium services, $206,644 (4%) from subscriptions to tier services, and $637,820 (12%) from other sources, including advertising and late fee revenue.

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

     Interest expense increased from $819,119 in 1999 to $828,204 in 2000 (approximately 1%). The Partnership’s average bank debt balance decreased from approximately $10,448,591 in 1999 to $9,982,605 in 2000, due to principal payments made in 2000, net of additional loan proceeds of $97,400. In addition, the Partnership’s effective interest rate increased from 7.855% in 1999 to 8.53% in 2000.

     In 2000, the Partnership generated a net loss of $160,886. The operating losses incurred by the Partnership historically are a result of significant non-cash charges to income for depreciation and amortization. Prior to the deduction for these non-cash items, the Partnership has generated positive operating income in each year in the three year period ending December 31, 2000. Management anticipates that this trend will continue, and that the Partnership will continue to generate net operating losses after depreciation and amortization until a majority of the Partnership’s assets are fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

     During 2001, the Partnership’s primary source of liquidity was cash flow from operations. The Partnership generates cash on a monthly basis through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 2001, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service. Under the terms of the Partnership’s credit agreement, all amounts outstanding under the term loan become due and payable on December 31, 2002. The Partnership’s continuing operations will not provide sufficient liquidity to satisfy this obligation as of this date. The bank has provided a letter to the company stating their intention to amend the credit agreement such that the maturity date will be extended to a date not less than one year from the current maturity date of December 31, 2002. Management believes agreement by the lenders to extend the maturity date will be successfully negotiated; however, there is no firm commitment as of this date. If an extension is not received, management believes refinancing is an achievable alternative assuming no significant deterioration in the Partnership’s operations or in bank credit markets. Alternatively, the Partnership could sell a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt. Management estimates for 2002 that cash generated from monthly subscriber billings is sufficient to meet the Partnership’s working capital needs, as well as meeting the debt service obligations of its bank loan as is anticipated to be amended.

     As of the date of this filing, the Partnership’s term loan balance was $8,828,957. The Partnership has entered into certain fixed rate agreements. Currently, the interest rates on the credit facility are as follows: $5,962,500 a self-amortizing interest rate swap agreement fixed at 6.75% expiring on March 29, 2002; $2,600,000 at a LIBOR based rate of 3.9375% expiring on March 28, 2002 and $258,818 fixed at 8.25%. The balance of $7,639 bears interest at the prime rate plus 0.25% (currently 5.00%). The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership’s overall leverage fluctuates.

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

     Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

     The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding charge in its statements of operations.

     Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 4.50 to 1 and a Cash flow to Debt Service Ratio of 1.25 to 1, a limitation on the maximum amount of capital expenditures of $798,652. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At December 31, 2001, the Partnership was not in compliance with the Capital Expenditures and Cash Flow Coverage covenants; however, appropriate waivers were obtained from the Partnership’s creditor.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is subject to market risk arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership’ debt facilities. As of the date of this filing, the Partnership had entered into an interest rate swap agreement for $5,962,500, to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of the Partnership’s variable rate obligation would be approximately $60,000.

CAPITAL EXPENDITURES

     During 2001, the Partnership incurred approximately $932,000 in capital expenditures. These expenditures included the continued system upgrade to 450 MHz and a new digital service launch in the LaConner, WA system and the continuation of a system upgrade to 550 MHz and a new digital service launch in the Swainsboro, GA system and continuing quality assurance projects in the Aliceville, Alabama system. All capital expenditures for 2001 were financed through cash provided by operations.

     Management estimates that the Partnership will spend approximately $986,000 on capital expenditures in 2002. These expenditures include a continuing system upgrade to a minimum of 450 MHz for the LaConner, WA system; the start of a system upgrade and a new digital service launch in the Aliceville, AL system; and the continuation of a digital implementation in the Swainsboro, GA system. All systems will require maintenance capital expenditures during the year.

     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2001 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

	2002	2003	2004	2005	2006	Total

Term Loan	$8,585,433	$16,624	$226,900	—	—	$8,828,957
Interest Payments (current weighted average interest rate of 6.89%)	$312,547	$16,206	$7,817	—	—
Minimum Operating Lease Payments	$3,300	$3,100	$3,100	$3,300	$3,300	$16,100
Total Contractual Cash Obligations (a)	$8,900,980	$35,930	$237,817	$3,300	$3,300	$8,845,057

(a)	These contractual obligations do not include accounts payable and accrued liabilities (other than environmental liabilities) which are expected to be paid in 2002, nor do they include other long-term liabilities which generally expect to be settled over the next several years.

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

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

MANAGEMENT FEES

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $256,636, $257,410 and $248,851 for 2001, 2000 and 1999, respectively.

REIMBURSEMENTS

     The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

     The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $253,701, $222,222 and $244,730 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $233,340, $243,509 and $99,498, net of payment received, under the terms of these agreements during 2001, 2000 and 1999, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2001, 2000, and 1999, the partnership paid $93,110, $74,958, and $63,509 for these services.

     In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN were $8,196 and $33,615 during, 2000 and 1999, respectively. As of January 1, 2001, NCN stopped providing these services to the Partnership.

CERTAIN BUSINESS RELATIONSHIPS

     John E. Iverson, a Director and Secretary of the General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.

SUBSEQUENT EVENT

On January 31, 2002, the partnership entered into an agreement to sell operating assets and franchise rights to cable systems in the communities of Marion and Eutaw, and nearby unincorporated areas of the Counties of Perry and Greene, in the State of Alabama (the “Systems”) to Pro Cable Equipment, Inc or its assigns. The Systems serve approximately 1,900 basic subscribers representing 17% of the Partnership’s subscriber base. The sales price of the system is approximately $1,900,000. Substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Partnership’s Credit Facility. The sale is expected to close in the second quarter of 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Partnership for the years ended December 31, 2001, 2000 and 1999 are included as a part of this filing (see Item 14(a)(1) below).

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

     JOHN S. WHETZELL (AGE 60). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 27 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

     JOHN E. IVERSON (AGE 65). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 39 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

     RICHARD I. CLARK (AGE 44). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 23 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

     GARY S. JONES (AGE 44). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 56). Mr. Dyste has serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1987. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president and current member of the Society of Cable Television Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H. LEE JOHNSON (AGE 58). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 32 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 46). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

     MATTHEW J. CRYAN (AGE 37). Mr. Cryan is Vice President - Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     LAURA N. WILLIAMS (age 35). Ms Williams is Vice President and Senior Counsel for Northland and has served in this role since August 2000. Prior to this time, she served as Associate Counsel for each of the Northland entities from August 1995. She is a member of the Washington State Bar Association, American Bar Association and Women in Telecommunications. Ms. Williams received her Bachelor of Science in Business Administration with a major in finance and an MBA degree from California State University, Long Beach, and has a Juris Doctor degree from Seattle University School of Law.

     RICK J. MCELWEE (AGE 40). Mr McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2001 as indicated in Note 4 to the Notes to Financial Statements—December 31, 2001 (see Items 14(a)(1) and 13(a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2001 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS

General Partner’s	Northland Communications	(See Note A)	(See Note A)
Interest	Corporation
1201 Third Avenue
Suite 3600
Seattle, Washington 98101

     Note A: Northland has a 1% interest in the Partnership, which increases to a 20% interest in the Partnership at such time as the limited partners have received 100% of their aggregate cash contributions plus a preferred return. The natural person who exercises voting and/or investment control over these interests is John S. Whetzell.

     (b)  CHANGES IN CONTROL. Northland has pledged its ownership interest as General Partner of the Partnership to the Partnership’s lender as collateral pursuant to the terms of the revolving credit and term loan agreement between the Partnership and its lender.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS. The General Partner receives a management fee equal to 5% of the gross revenues of the Partnership, not including revenues from any sale or refinancing of the Partnership’s System. The General Partner also receives reimbursement of normal operating and general and administrative expenses incurred on behalf of the Partnership.

     The Partnership has an operating management agreement with Northland Cable Properties Seven Limited Partnership (“NCP-Seven”), an affiliated partnership organized and managed by Northland. Under the terms of this agreement, the partnership serves as the exclusive managing agent for one of NCP-Seven’s cable systems and is reimbursed for certain operating and administrative costs.

     NCP-Seven serves as the executive managing agent for one of the Partnership’s cable television systems and is reimbursed for certain operating and administrative expenses.

     Northland Cable Services Corporation (“NCSC”), an affiliate of Northland, provides software installation and billing services to the Partnership’s Systems.

     Cable Ad-Concepts, Inc. (“CAC”), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

     Northland Cable News, Inc.(“NCN”), an affiliate of Northland, provides programming to certain of the Partnership’s systems. As of January 1, 2001, NCN stopped providing these services to the Partnership.

     See Note 4 of the Notes to Financial Statements—December 31, 2001 for disclosures regarding transactions with the General Partner and affiliates.

The following schedule summarizes these transactions:

	FOR THE YEARS ENDED DECEMBER 31,

	2001	2000	1999

Partnership management fees	$256,636	$257,410	$248,851
Operating expense reimbursements	253,701	222,222	244,730
Software installation and billing service fees to NCSC	55,970	45,992	40,276
Reimbursements (to)/from Affiliates	(233,340)	(243,509)	(99,498)
Local Advertising Services	37,140	28,966	23,233
Local Programming Services	—	8,196	33,615
Amounts due to (from) General Partner and affiliates at year end	31,320	18,734	5,592

     Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

     As disclosed in the Partnership’s Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partner and its affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partner has sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partner specifying in general terms the subjects to be considered. In the event of a dispute between the General Partner and Limited Partners which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.

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

     (c)  INDEBTEDNESS OF MANAGEMENT. None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS A PART OF THIS REPORT:

SEQUENTIALLY
NUMBERED
PAGE

(1) FINANCIAL STATEMENTS:
Report of Independent Public Accountants	—
Balance Sheets—December 31, 2001 and 2000	—
Statements of Operations for the years ended December 31, 2001, 2000 and 1999	—
Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2001, 2000 and 1999	—
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	—
Notes to Financial Statements—December 31, 2001	—

EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership(1)
4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990(4)
10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc.(1)
10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation(1)
10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc.(1)
10.4	Management Agreement with Northland Communications Corporation(1)
10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc.(1)
10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership(1)
10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System(2)
10.8	Gates Franchise(1)
10.9	Stayton Franchise(1)
10.10	Mill City Franchise(1)
10.11	Detroit Franchise(1)

EXHIBITS:

10.12	Idanha Franchise(1)
10.13	Lyons Franchise(1)
10.14	Marion County Franchise(1)
10.15	Turner Franchise(1)
10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)
10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990(4)
10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA(4)
10.22	Borrower Assignment with National Westminster Bank USA(4)
10.23	Borrower Security Agreement with National Westminster Bank USA(4)
10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc.(4)
10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA.(5)
10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991(5)
10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991(5)
10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992(5)
10.29	Agreement of Purchase with Alabama Television Cable Company(6)
10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994(6)
10.31	Franchise Agreement with City of Aliceville, AL — Assignment and Assumption Agreement dated July 26, 1994.(7)
10.32	Franchise Agreement with City of Carrollton, AL — Assignment and Assumption Agreement dated August 16, 1994.(7)
10.33	Franchise Agreement with City of Eutaw, AL — Assignment and Assumption Agreement dated July 26, 1994.(7)
10.34	Franchise Agreement with City of Gordo, AL — Assignment and Assumption Agreement dated August 1, 1994.(7)
10.35	Franchise Agreement with Greene County, AL — Assignment and Assumption Agreement dated November 10, 1994.(7)
10.36	Franchise Agreement with Town of Kennedy, AL — Assignment and Assumption Agreement dated August 15, 1994.(7)
10.37	Franchise Agreement with Lamar County, AL — Assignment and Assumption Agreement dated August 8, 1994.(7)
10.38	Franchise Agreement with City of Marion, AL — Assignment and Assumption Agreement dated August 1, 1994.(7)

EXHIBITS:

10.39	Franchise Agreement with Town of Millport, AL — Assignment and Assumption Agreement dated August 18, 1994.(7)
10.40	Franchise Agreement with Pickens County, AL — Assignment and Assumption Agreement dated July 26, 1994.(7)
10.41	Franchise Agreement with Town of Pickensville, AL — Assignment and Assumption Agreement dated August 2, 1994.(7)
10.42	Franchise Agreement with City of Reform, AL — Assignment and Assumption Agreement dated August 1, 1994.(7)
10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995.(8)
10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995.(9)
10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998.(10)
99.1	Representation of Arthur Andersen, LLP dated April 1, 2002.

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(b)	REPORTS ON FORM 8-K. No Partnership reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 4/1/02	By	/s/ John S. Whetzell
John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ John S. Whetzell John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	4/1/02

/s/ Richard I. Clark Richard I. Clark	Director of Northland Communications Corporation	4/1/02

/s/ John E. Iverson John E. Iverson	Secretary and Director of Northland Communications Corporation	4/1/02

/s/ Gary S. Jones Gary S. Jones	President of Northland Communications Corporation	4/1/02

EXHIBITS INDEX
		Sequentially
		Numbered
Exhibit Number	Description	Page

99.1	Representation Letter	1

Northland Cable Properties Eight Limited Partnership

Financial Statements
As of December 31, 2001 and 2000
Together with Report of Independent Public Accountants

Report of Independent Public Accountants

To the Partners of
Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Seattle, Washington
January 31, 2002

Northland Cable Properties Eight Limited Partnership

Balance Sheets — December 31, 2001 And 2000

ASSETS

	2001	2000

CASH	$272,876	$602,716
ACCOUNTS RECEIVABLE	151,517	151,961
DUE FROM AFFILIATES	7,848	8,842
PREPAID EXPENSES	56,107	71,289
INVESTMENT IN CABLE TELEVISION PROPERTIES:
Property and equipment	13,380,617	12,597,513
Less — Accumulated depreciation	(7,657,591)	(6,607,103)

	5,723,026	5,990,410
Franchise agreements (net of accumulated amortization of $2,714,553 and $2,330,905 in 2001 and 2000, respectively)	3,895,073	4,278,722
Loan fees and other intangibles (net of accumulated amortization of $50,840 and $120,508 in 2001 and 2000, respectively)	11,086	23,145
Goodwill (net of accumulated amortization of $49,832 and $45,872 in 2001 and 2000, respectively)	108,577	112,537

Total investment in cable television properties	9,737,762	10,404,814

Total assets	$10,226,110	$11,239,622

(Continued)

Northland Cable Properties Eight Limited Partnership

Balance Sheets — December 31, 2001 And 2000 (Continued)

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

	2001	2000

LIABILITIES:
Accounts payable and accrued expenses	$534,135	$436,245
Due to General Partner and affiliates	39,168	27,576
Deposits	4,722	4,322
Subscriber prepayments	215,503	204,821
Term loan ($8,585,433 due in 2002)	8,828,957	9,693,028
Interest rate derivative	49,964	—

Total liabilities	9,672,449	10,365,992

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ CAPITAL (DEFICIT):
General Partner —
Contributed capital	1,000	1,000
Accumulated deficit	(75,682)	(72,482)

	(74,682)	(71,482)

Limited partners —
Contributed capital, net:
19,087 units	8,120,820	8,120,820
Accumulated deficit	(7,492,477)	(7,175,708)

	628,343	945,112

Total liabilities and partners’ capital (deficit)	$10,226,110	$11,239,622

The accompanying notes are an integral part of these balance sheets.

Northland Cable Properties Eight Limited Partnership

Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

REVENUE	$5,132,726	$5,148,191	$4,974,846

EXPENSES:
Operating (including $112,843, $71,438 and $60,576, net, paid to affiliates in 2001, 2000 and 1999, respectively)	457,087	493,975	500,673
General and administrative (including $623,671, $644,859 and $500,749, paid to affiliates in 2001, 2000 and 1999, respectively)	1,265,497	1,248,737	1,188,209
Programming (including $100,273, $89,998 and $71,510, net, paid to affiliates in 2001, 2000 and 1999, respectively)	1,371,517	1,353,409	1,245,586

	3,094,101	3,096,121	2,934,468

Operating income before other income (expense) and depreciation and amortization expense	2,038,625	2,052,070	2,040,378
OTHER INCOME (EXPENSE):
Interest expense	(688,204)	(828,204)	(819,119)
Interest income	11,004	11,247	14,875
Amortization of loan fees and other, net	(51,618)	(28,760)	(53,506)
(Loss) gain on disposal of assets	(39,944)	156,205	(11,950)
Interest rate derivative	(49,964)	—	—

Income before depreciation and amortization expense	1,219,899	1,362,558	1,170,678
DEPRECIATION AND AMORTIZATION EXPENSE	(1,539,868)	(1,523,444)	(1,573,984)

Net loss	$(319,969)	$(160,886)	$(403,306)

ALLOCATION OF NET LOSS:
General Partner	$(3,200)	$(1,609)	$(4,033)

Limited partners	$(316,769)	$(159,277)	$(399,273)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(17)	$(8)	$(21)

The accompanying notes are an integral part of these statements.

Northland Cable Properties Eight Limited Partnership

Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

REVENUE	$5,132,726	$5,148,191	$4,974,846

EXPENSES:
Operating (including $112,843, $71,438 and $60,576, net, paid to affiliates in 2001, 2000 and 1999, respectively)	457,087	493,975	500,673
General and administrative (including $623,671, $644,859 and $500,749, net, to affiliates in 2001, 2000 and 1999, respectively)	1,265,497	1,248,737	1,188,209
Programming (including $100,273, $89,998 and $71,510, net, paid to affiliates in 2001, 2000 and 1999, respectively)	1,371,517	1,353,409	1,245,586
Depreciation and amortization	1,539,868	1,523,444	1,573,984

	4,633,969	4,619,565	4,508,452

Operating income	498,757	528,626	466,394
OTHER INCOME (EXPENSE):
Interest expense	(688,204)	(828,204)	(819,119)
Interest income	11,004	11,247	14,875
Amortization of loan fees and other, net	(51,618)	(28,760)	(53,506)
(Loss) gain on disposal of assets	(39,944)	156,205	(11,950)
Interest rate derivative	(49,964)	—	—

Net loss	$(319,969)	$(160,886)	$(403,306)

ALLOCATION OF NET LOSS:
General Partner	$(3,200)	$(1,609)	$(4,033)

Limited partners	$(316,769)	$(159,277)	$(399,273)

NET LOSS PER LIMITED PARTNERSHIP UNIT	$(17)	$(8)	$(21)

The accompanying notes are an integral part of these statements.

Northland Cable Properties Eight Limited Partnership

Statements of Changes in Partners’ Capital (Deficit)
For the Years Ended December 31, 2001, 2000 and 1999

	General	Limited
	Partner	Partners	Total

BALANCE, December 31, 1998	$(65,840)	$1,503,662	$1,437,822
Net loss	(4,033)	(399,273)	(403,306)

BALANCE, December 31, 1999	(69,873)	1,104,389	1,034,516
Net loss	(1,609)	(159,277)	(160,886)

BALANCE, December 31, 2000	(71,482)	945,112	873,630
Net loss	(3,200)	(316,769)	(319,969)

BALANCE, December 31, 2001	$(74,682)	$628,343	$553,661

The accompanying notes are an integral part of these statements.

Northland Cable Properties Eight Limited Partnership

Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(319,969)	$(160,886)	$(403,306)
Adjustments to reconcile net loss to net cash provided by operating activities — Depreciation and amortization expense	1,539,868	1,523,444	1,573,984
Amortization of loan fees	12,061	29,660	53,506
Loss (gain) on sale of property	39,944	(156,205)	11,950
Interest rate derivative	49,964	—	—
Changes in certain assets and liabilities:
Accounts receivable	444	(40,620)	(3,330)
Due from affiliates	994	(6,397)	23,850
Prepaid expenses	15,182	409	(10,727)
Accounts payable and accrued expenses	97,890	(78,304)	(264,369)
Due to General Partner and affiliates	11,592	19,539	(99,940)
Deposits	400	(3,630)	(2,050)
Subscriber prepayments	10,682	(2,769)	(29,885)

Net cash provided by operating activities	1,459,052	1,124,241	849,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(932,821)	(601,348)	(979,928)
Proceeds from sale of property	8,000	342,854	2,175

Net cash used in investing activities	(924,821)	(258,494)	(977,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	97,400	182,000
Principal payments on note payable	(864,071)	(676,554)	(534,818)
Loan fees	—	—	(3,099)

Net cash used in financing activities	(864,071)	(579,154)	(355,917)

(DECREASE) INCREASE IN CASH	(329,840)	286,593	(483,987)
CASH, beginning of year	602,716	316,123	800,110

CASH, end of year	$272,876	$602,716	$316,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$697,653	$808,176	$854,903

The accompanying notes are an integral part of these statements.

Northland Cable Properties Eight Limited Partnership

Notes to the Financial Statements
For the Year Ended December 31, 2001

1. Organization And Partners’ Interests

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

The Partnership is subject to certain risks as a cable television operator. These include competition from alternative technologies (i.e., satellite), requirements to renew its franchises, availability of capital and note payable covenants.

Under the terms of the Partnership’s credit agreement, all amounts outstanding under the term loan become due and payable on December 31, 2002. The Partnership’s continuing operations will not provide sufficient liquidity to satisfy this obligation as of this date. The bank has provided a letter to the company stating their intention to amend the credit agreement such that the maturity date will be extended to a date not less than one year from the current maturity date of December 31, 2002. Management believes agreement by the lenders to extend the maturity date will be successfully negotiated; however, there is no firm commitment as of the date of the release of these financial statements. If an extension is not received, management believes refinancing is an achievable alternative assuming no significant deterioration in the Partnership’s operations or in bank credit markets. Alternatively, the Partnership could sell a portion or all of its assets to generate proceeds sufficient to repay the outstanding debt.

Contributed Capital, Commissions and Offering Costs

The capitalization of the Partnership is set forth in the accompanying statements of changes in partners’ capital (deficit). No limited partner is obligated to make any additional contribution.

Northland contributed $1,000 to acquire its 1% interest in the Partnership.

Pursuant to the Partnership Agreement, brokerage fees of $1,004,693 paid to an affiliate of the General Partner and other offering costs of $156,451 paid to the General Partner were recorded as a reduction of limited partners’ capital upon formation of the Partnership.

2. Summary Of Significant Accounting Policies

Property and Equipment

Property and equipment are stated at cost. Replacements, renewals and improvements are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation of property and equipment is provided using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment and leasehold improvements	1-20 years

The Partnership periodically reviews the carrying value of its long-lived assets, including property, equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2001, there has been no indication of such impairment.

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

Intangible Assets

Costs assigned to franchise agreements, loan fees and other intangibles, and goodwill are being amortized using the straight-line method over the following estimated useful lives:

Franchise agreements	15-40 years
Loan fees and other intangibles	4-5 years
Goodwill	40 years

In 2001, the Partnership wrote off fully amortized intangibles of approximately $87,000.

Revenue Recognition

Cable television service revenue, including service maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $186,144, $212,485 and $142,053 in 2001, 2000 and 1999, respectively.

Derivatives

The Partnership has only limited involvement with derivative instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Partnership periodically enters into interest rate swap agreements with major banks or financial institutions (typically its bank) in which the Partnership pays a fixed rate and receives a floating rate with the interest payments being calculated on a notional amount.

The Partnership is exposed to credit related losses in the event of nonperformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual terms against the notional amount of the contract, which in the Partnership’s case, are interest rates.

Effective January 1, 2001, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of the hedged assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Accordingly, the Partnership has recorded a liability equal to the fair value to settle the agreements and a corresponding charge in its statements of operations.

Segment Information

The Partnership has adopted Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Partnership manages its business under one reporting segment, telecommunications services. As such, all operating decisions are based upon the Partnership operating under a single segment. Additionally, all of its activities take place in the United States.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 141 and 142 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 141 is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows. The adoption of SFAS No. 142 will result in the Partnership’s discontinuation of amortization of its goodwill, approximately $4,000 a year. The Partnership will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Partnership’s future results of operations if an impairment occurs. The net book value of the goodwill remaining at December 31, 2001 was $108, 577.

Statement of Financial Accounting Standards No. 143 — In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation of SFAS No. 143 on its financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 144 — In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. Implementation of Statement No. 144, which is effective January 1, 2002, is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Income Allocation

As defined in the limited partnership agreement, the General Partner is allocated 1% and the limited partners are allocated 99% of partnership net income, net losses, deductions and credits from operations until such time as the limited partners receive aggregate cash distributions equal to their aggregate capital contributions, plus the limited partners’ preferred return. Thereafter, the General Partner will be allocated 20% and the limited partners will be allocated 80% of partnership net income, net losses, deductions and credits from operations. Cash distributions from operations will be allocated in accordance with the net income and net loss percentages then in effect. Prior to the General Partner receiving cash distributions from operations for any year, the limited partners must receive cash distributions in an amount equal to the lesser of i) 50% of the limited partners’ allocable share of net income for such year or ii) the federal income tax payable on the limited partners’ allocable share of net income on the then highest marginal federal income tax rate applicable to such net income.

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit). As of December 31, 2001, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).

4. Transactions With The General Partner And Affiliates

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The amount of management fees charged by the General Partner was $256,636, $257,410 and $248,851 for 2001, 2000 and 1999, respectively.

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage and office maintenance.

The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $253,701, $222,222 and $244,730 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $233,340, $243,509 and $99,498, net of payment received, under the terms of these agreements during 2001, 2000 and 1999, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2001, 2000, and 1999, the partnership paid $93,110, $74,958, and $63,509 for these services.

In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN were $8,196 and $33,615 during, 2000 and 1999, respectively. As of January 1, 2001, NCN stopped providing these services to the Partnership.

Due to General Partner and Affiliates

	2001	2000

Reimbursable operating costs	$19,527	$11,595
Other amounts due to affiliates, net	19,641	15,981

	$39,168	$27,576

5. Property And Equipment

	December 31,

	2001	2000

Land and buildings	$541,116	$511,397
Distribution plant	12,038,373	11,386,043
Other equipment	591,644	540,485
Construction in progress	209,484	159,588

	$13,380,617	$12,597,513

6. Accounts Payable And Accrued Expenses

	December 31,

	2001	2000

Accounts payable	$136,398	$74,069
Program license fees	186,628	146,142
Interest	20,627	30,076
Franchise fees	65,450	16,782
Pole rental	56,455	79,282
Other	68,577	89,894

	$534,135	$436,245

7. Term Loan

	December 31,

	2001	2000

Term loan, amended and restated on March 30, 1998, collateralized by a first lien position on all present and future assets of the Partnership Interest rates vary based on certain financial covenants; currently 6.69% (weighted average). Graduated principal payments plus interest are due quarterly until maturity on December 31, 2002	$8,570,139	$9,420,139
Additional drawdown of the term loan issued under the Company’s March 30, 1998 amended restated term loan, for a new office in LaConner, Washington, collateralized by a first lien position on all present and future assets of the Partnership. Interest is fixed at 8.25%. Fixed payments of principal plus interest are due monthly until maturity on December 31, 2004	258,818	272,889

	$8,828,957	$9,693,028

Annual maturities of term loan after December 31, 2001 are as follows:

2002	$8,585,433
2003	16,624
2004	226,900

$8,828,957

Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 4.50 to 1, a Cash Flow Coverage Ratio of no less than 1 to 1, a Cash Flow to Debt Service Ratio of greater than 1.25 to 1, and a limitation on the maximum amount of capital expenditures of $798,652, excluding costs for the office site in LaConner, Washington, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At December 31, 2001, the Partnership was not in compliance with the Capital Expenditures and Cash Flow Coverage covenants; however, appropriate waivers were obtained from the Partnership’s creditor.

8. Interest Rate Swap Agreements

The Partnership has entered into interest rate swap agreements to reduce the impact of changes in interest rates. Interest rate swap transactions generally involve the exchange of fixed and floating interest payment obligations without the exchange of underlying principal amounts. At December 31, 2001, the Partnership had outstanding two interest rate swap agreements with its bank, having a notional principal amount of $8,562,500. These agreements effectively change the Partnership’s interest rate exposure to a fixed rate of 4.89% (weighted average), plus an applicable margin based on certain financial covenants (the margin at December 31, 2001 was 2.00%).

Maturity Date	Fixed Rate	Notional Amount

December 31, 2002	4.75%	$5,962,500
December 31, 2002	5.22%	$2,600,000

At December 31, 2001, the Partnership would have paid to the counterparty $49,964 to settle these agreements based on fair value estimates received. In accordance with SFAS No. 133, the Partnership has recorded a liability of $49,964 and a corresponding debit in its statement of operations. Each quarter, the change in the market value of the Partnership’s derivatives will be recorded as other income or expense.

9. Income Taxes

Income taxes payable have not been recorded in the accompanying financial statements because they are obligations of the partners. The federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

The tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership’s qualification or in changes with respect to the income or loss, the tax liability of the partners would likely be changed accordingly.

There was no taxable income to the limited partners in any of the three years in the periods ended December 31, 2001. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under accounting principles generally accepted in the United States. Traditionally, there are no other significant differences between taxable income and net income reported in the statements of operations.

The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (“Reallocated Limited Partner Losses”). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

Under current federal income tax laws, a partner’s allocated share of tax losses from a partnership is allowed as a deduction on their individual income tax return only to the extent of the partner’s adjusted basis in their partnership interest at the end of the tax year. No losses will be allocated to limited partners with negative basis.

In addition, current tax law does not allow a taxpayer to use losses from a business activity in which they do not materially participate (a “passive activity,” e.g., a limited partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties and capital gains. However, such losses can be used to offset income from other passive activities. In addition, disallowed losses can be carried forward indefinitely to offset future income from passive activities. Disallowed losses can be used in full when the taxpayer recognizes gain or loss upon the disposition of their entire interest in the passive activity.

10. Commitments And Contingencies

Lease Arrangements

The Partnership leases certain tower sites, office facilities and pole attachments under leases accounted for as operating leases. Rental expense included in operations amounted to $120,179, $133,043 and $122,851 in 2001, 2000 and 1999, respectively. Minimum lease payments through the end of the lease terms are as follows:

2002	$3,300
2003	3,100
2004	3,100
2005	3,300
2006	3,300
Thereafter	30,000

$46,100

Effects of Regulation

The operation of a cable system is extensively regulated at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), and the 1996 Telecommunications Act (the “1996 Telecom Act”, and, collectively, the “Cable Act”) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (“FCC”) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

Cable Rate Regulation — Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing for basic service tier programming. All of Northland’s systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

Electric Utility Entry into Telecommunications and Cable Television — The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

Must Carry and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

Access Channels — Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use.

Inside Wiring — In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a fee, where this fee is permissible.

State and Local Regulation — Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements, such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Historically, most franchises have been renewed and transfer consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Self-Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership’s losses exceed the fund’s balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The capital cost of replacing such equipment and physical plant, could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. For 2001, 2000 and 1999, respectively, the Partnership was charged $1,749, $7,185 and $7,304 by the fund. As of December 31, 2001, the fund (related to all Northland entities) had a balance of $614,057.

11. Subsequent Event

On January 31, 2002, the Partnership entered into an agreement to sell operating assets and franchise rights to cable systems in the communities of Marion and Eutaw, and nearby unincorporated areas of the Counties of Perry and Greene, in the State of Alabama (the “Systems”) to Pro Cable Equipment, Inc. The Systems serve approximately 1,900 basic subscribers representing approximately 17% of the Partnership’s subscriber base. The sales price of the system is approximately $1,900,000. Substantially all of the proceeds from the sale will be utilized to reduce amounts outstanding under the Partnership’s Credit Facility. The sale is expected to close during the first half of 2002. The Partnership expects to record a gain of approximately $800,000 related to this transaction.