Form 10-Q
period 2002-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2002-05-15
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2002

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from  ____________________ to ____________________

Commission File Number: 0-18307

Northland Cable Properties Eight Limited Partnership
 (Exact Name of Registrant as Specified in Charter)

Washington (State of Organization)	91-1423516 (I.R.S. Employer Identification No.)

1201 Third Avenue, Suite 3600, Seattle, Washington (Address of Principal Executive Offices)	98101 (Zip Code)

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

This filing contains ______ pages. Exhibits index appears on page ______.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BALANCE SHEETS — (Unaudited)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash	$158,212	$272,876
Accounts receivable	114,371	151,517
Due from affiliates	23,618	7,848
Prepaid expenses	46,612	56,107
Property and equipment, net of accumulated depreciation of $7,952,287 and $7,657,591, respectively	5,511,516	5,723,026
Intangible assets, net of accumulated amortization of $2,812,570 and $2,815,225, respectively	4,011,721	4,014,736

Total assets	$9,866,050	$10,226,110

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$377,058	$534,135
Due to managing general partner and affiliates	34,623	39,168
Converter deposits	6,862	4,722
Subscriber prepayments	236,628	215,503
Notes payable	8,595,180	8,828,957
Interest rate derivative	—	49,964

Total liabilities	9,250,351	9,672,449

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(75,062)	(75,682)

	(74,062)	(74,682)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(7,431,059)	(7,492,477)

	689,761	628,343

Total partners’ capital	615,699	553,661

Total liabilities and partners’ capital	$9,866,050	$10,226,110

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS — (Unaudited)
(Prepared by the Managing General Partner)

	For the three months ended March 31,

	2002	2001

	(unaudited)
Service revenues	$1,282,849	$1,284,371
Expenses:
Operating (including $27,900 and $19,419 to affiliates in 2002 and 2001, respectively)	119,656	124,502
General and administrative (including $153,456 and $156,085 to affiliates in 2002 and 2001, respectively)	328,245	316,350
Programming (including $23,515 and $28,411 to affiliates in 2002 and 2001, respectively)	371,670	351,024
Depreciation and amortization	299,359	380,400

	1,118,930	1,172,276

Income from operations	163,919	112,095
Other income (expense):
Interest expense	(149,339)	(202,347)
Interest income and other, net	496	3,600
Interest rate derivative	49,964	(16,192)
Loss on disposal of assets	(3,002)	—

	(101,881)	(214,939)

Net income (loss)	$62,038	(102,844)

Allocation of net income (loss):
General Partner	$620	$(1,028)

Limited Partners	$61,418	$(101,816)

Net income (loss) per limited partnership unit: (19,087 units)	$3	$(5)

Net income (loss) per $1,000 investment	$6	$(10)

NORTHLAND PREMIER CABLE TELEVISION LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS — (Unaudited)
(Prepared by the Managing General Partner)

	For the three months ended March 31,

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$62,038	$(102,844)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	299,359	380,400
Amortization of loan costs	3,015	3,015
Loss on sale of property	3,002	—
Interest rate derivative	(49,964)	16,192
(Increase) decrease in operating assets:
Accounts receivable	37,146	39,309
Due from affiliates	(15,770)	4,581
Prepaid expenses	9,495	10,638
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(157,077)	(46,980)
Due to managing general partner and affiliates	(4,545)	55,676
Converter deposits	2,140	(580)
Subscriber prepayments	21,125	29,110

Net cash provided by operating activities	209,964	388,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(90,851)	(84,884)

Net cash used in investing activities	(90,851)	(84,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under long term debt, net	—	—
Principal payments on borrowings	(233,777)	(215,985)

Net cash used in financing activities	(233,777)	(215,985)

(DECREASE) INCREASE IN CASH	(114,664)	87,648
CASH, beginning of period	272,876	602,716

CASH, end of period	$158,212	$690,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$160,620	$205,421

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at March 31, 2002, its statements of operations for the three months ended March 31, 2002 and 2001, and its statement of cash flows for the three months ended March 31, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2) Recently Implemented Accounting Pronouncements

Statement of Financial Accounting Standards No. 141 and 142 — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The amortization of existing goodwill ceased on December 31, 2001. The adoption of SFAS No. 142 will result in the Partnership’s discontinuation of amortization of its goodwill. The Partnership determined that its franchise costs met the definition of indefinite lived assets. Accordingly, amortization on these assets also ceased on December 31, 2001. The Partnership has tested its goodwill and franchises for impairment under the new standard and has determined that there is no impairment as of March 31, 2002. The net book value of goodwill and franchises remaining at March 31, 2002 was $4,003,650. Amortization of these assets was approximately $99,000 in the first quarter of 2001. Amortization of these assets would have been approximately the same amount in the first quarter of 2002.

Statement of Financial Accounting Standards No. 144 — In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Statement No. 144 supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supercedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. Statement No. 144, which became effective January 1, 2002, has been implemented by the Partnership and does not have an impact on the Partnership’s financial position, results of operations or cash flows for the period ended March 31, 2002.

(3) Recently Issued Accounting Pronouncements

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

(4)  Subsequent Event

In January 2002, the Partnership entered into an agreement to sell operating assets and franchise rights to cable systems in the communities of Marion and Eutaw, and nearby unincorporated areas of the Counties of Perry and Greene, in the State of Alabama to Pro Cable Equipment, Inc. (the “Buyer”). The sale was expected to close during the first half of 2002, the Buyer failed to comply with certain terms of the Asset Purchase and Sale Agreement and it is unlikely the sale will be consummated.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues totaled $1,282,849 for the three months ended March 31, 2002, remaining consistent with the same period in 2001. Of these revenues, $984,147 (77%) was derived from basic services, $97,274 (8%) from premium services, $54,642 (4%) from expanded basic services, $13,506 (1%) from service maintenance contracts, $40,466 (3%) from advertising, and $92,814 (7%) from other sources, including late fee revenue and rental income.

As of March 31, 2002, the Partnership’s systems served approximately 10,803 basic subscribers, 4,599 premium subscribers and 2,365 expanded basic subscribers.

Operating expenses totaled $119,656 for the three months ended March 31, 2002, representing a decrease of approximately 4% as compared to the same period in 2001. The decrease in operating expenses is mainly attributable to reductions in system maintenance and drop materials.

General and administrative expenses totaled $328,245 for the three months ended March 31, 2002, representing an increase of approximately 4% as compared to the same period in 2001. This is mainly attributable to increases in administrative salaries and system utilities.

Programming expenses totaled $371,670 for the three months ended March 31, 2002, representing an increase of approximately 6% as compared to the same period in 2001. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering new programming in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended March 31, 2002 decreased approximately 21% over the same period in 2001. This decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises, goodwill and acquisition costs in accordance with SFAS No.142 resulting in a decrease of approximately $99,000 in amortization expense for the three months ended March 31, 2002.

Interest expense for the three months ended March 31, 2002 decreased approximately 26% over the same period in 2001. The average bank debt outstanding decreased from $9,585,036 during the first quarter of 2001 to $8,712,069 during the first quarter of 2002. The Partnership’s effective interest rate decreased from 8.44% during the first quarter of 2001 to 6.86% during the first quarter of 2002.

The Partnership has elected not to designate its derivatives as hedges under SFAS No. 133. Derivatives in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new derivative agreements. Accordingly, the

Partnership recorded a debit to eliminate the liability for derivatives on its balance sheet and a corresponding credit in its statement of operations. The market value adjustment for the first quarter of 2002 was a credit of approximately $50,000.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided from operations. Based on management’s analysis, the Partnership’s cash flow from operations is sufficient to cover future operating costs, debt service and planned capital expenditures.

Net cash provided by operating activities totaled $209,964 for the three months ended March 31, 2002. Adjustments to the $62,038 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $302,374 of depreciation and amortization, offset by decreases of $49,964 relating to interest rate derivatives and $138,357 in operating liabilities.

Net cash used in investing activities consisted of $90,851 in capital expenditures for the three months ended March 31, 2002.

Net cash used in financing activities consisted of $233,777 in principal payments on long term debt for the three months ended March 31, 2002.

Net cash provided by operating activities totaled $388,517 for the three months ended March 31, 2001. Adjustments to the $102,844 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $383,415 of depreciation and amortization, increases of $37,226 in operating liabilities and decreases of $54,528 in operating assets.

Net cash used in investing activities consisted of $84,884 in capital expenditures for the three months ended March 31, 2001.

Net cash used in financing activities consisted of $215,985 in principal payments on long term debt for the three months ended March 31, 2001.

The Partnership and its lender have agreed on the principle terms of an amendment to its credit agreement. The amendment provides for an extension of maturity to December 31, 2003, revises the amount of quarterly principal payments to $200,000 per quarter commencing September 30, 2002, adjusts the margin over LIBOR paid to the lender to a maximum of 3% and revises certain financial covenants. The restrictive covenants require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of 4.75 to 1.0 and a minimum ratio of operating cash flow to debt service ratio of 1.10 to 1.0. As of March 31, 2002 the Partnership was in compliance with its required financial covenants.

As of the date of this filing, the balance under the credit facility is $8,340,139. As of the date of this filing, interest rates on the credit facility were as follows: $6,840,139 at a LIBOR based rate of 3.9375% expiring June 28, 2002, $1,500,000 at a LIBOR based rate of 3.875% expiring May 15, 2002. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

Capital Expenditures

During the first three months of 2002, the Partnership incurred approximately $91,000 in capital expenditures including the a billing system conversion in the Aliceville, Alabama system, completion of a system upgrade to 450 MHz and the related digital deployment in the Swainsboro, Georgia system and the continuation of digital deployment in the LaConner, Washington system.

Planned expenditures for the remainder of 2002 include an ongoing system upgrade to a minimum of 450 MHz in the LaConner, Washington system; a new digital service launch and the initial phase of a system upgrade to 400 MHz in the Aliceville, Alabama system, as well as line extensions, continued digital deployment and vehicle replacements in various systems.

Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements.

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

     None

ITEM 3    Defaults upon senior securities

     None

ITEM 4    Submission of matters to a vote of security holders

     None

ITEM 5    Other information

     None

ITEM 6    Exhibits and Reports on Form 8-K

(a)  No reports on Form 8-K have been filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY:	Northland Communications Corporation, Managing General Partner

Dated: May 15, 2002	BY:	/s/ RICHARD I. CLARK Richard I. Clark (Executive Vice President/Treasurer)

Dated: May 15, 2002	BY:	/s/ GARY S. JONES Gary S. Jones (President)