Form 10-Q
period 2002-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2002-08-14
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2002

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

Yes   [X]     No   [   ]

This filing contains 15 pages. Exhibits index appears on page 14.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS — (Unaudited)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash	$460,964	$272,876
Accounts receivable	154,235	151,517
Due from affiliates	16,790	7,848
Prepaid expenses	31,468	56,107
Property and equipment, net of accumulated depreciation of $8,255,640 and $7,657,591, respectively	5,327,570	5,723,026
Intangible assets, net of accumulated amortization of $2,815,848 and $2,815,225, respectively	4,013,430	4,014,736

Total assets	$10,004,457	$10,226,110

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$443,778	$534,135
Due to Managing General Partner and affiliates	27,807	39,168
Converter deposits	4,662	4,722
Subscriber prepayments	240,127	215,503
Notes payable	8,591,382	8,828,957
Interest rate swap agreements	—	49,964

Total liabilities	9,307,756	9,672,449

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(74,252)	(75,682)

	(73,252)	(74,682)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(7,350,867)	(7,492,477)

	769,953	628,343

Total partners’ capital	696,701	553,661

Total liabilities and partners’ capital	$10,004,457	$10,226,110

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (Unaudited)
(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2002	2001

	(unaudited)
Service revenues	$2,578,565	$2,583,104
Expenses:
Operating (including $57,617 and $56,243 to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization shown below	235,876	241,399
General and administrative (including $307,557 and $312,581 to affiliates in 2002 and 2001, respectively)	661,754	627,589
Programming (including $48,124 and $54,029 to affiliates in 2002 and 2001, respectively)	743,117	694,433
Depreciation and amortization	602,712	764,634

	2,243,459	2,328,055

Income from operations	335,106	255,049
Other income (expense):
Interest expense	(233,310)	(372,369)
Interest income and other, net	(5,718)	4,262
Unrealized gain (loss) on interest rate swap agreements	49,964	(65,523)
Loss on disposal of assets	(3,002)	—

	(192,066)	(433,630)

Net income (loss)	$143,040	(178,581)

Allocation of net income (loss):
General Partner	$1,430	$(1,786)

Limited Partners	$141,610	$(176,795)

Net income (loss) per limited partnership unit:
(19,087 units)	$7	$(9)

Net income (loss) per $1,000 investment	$14	$(18)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (Unaudited)
(Prepared by the Managing General Partner)

	For the three months ended June 30,

	2002	2001

	(unaudited)
Service revenues	$1,295,717	$1,298,734
Expenses:
Operating (including $29,717 and $36,824 to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization shown below	116,221	116,897
General and administrative (including $154,101 and $156,496 to affiliates in 2002 and 2001, respectively)	333,509	311,240
Programming (including $24,609 and $25,617 to affiliates in 2002 and 2001, respectively)	371,447	343,409
Depreciation and amortization	303,353	384,233

	1,124,530	1,155,779

Income from operations	171,187	142,955
Other income (expense):
Interest expense	(86,986)	(170,023)
Interest income and other, net	(3,199)	662
Unrealized loss on interest rate swap agreements	—	(49,331)

	(90,185)	(218,692)

Net income (loss)	$81,002	(75,737)

Allocation of net income (loss):
General Partner	$810	$(757)

Limited Partners	$80,192	$(74,980)

Net income (loss) per limited partnership unit:
(19,087 units)	$4	$(4)

Net income (loss) per $1,000 investment	$8	$(8)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (Unaudited)
(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2002	2001

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$143,040	$(178,581)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	602,712	764,634
Amortization of loan costs	6,293	6,029
Loss on sale of property	3,002	—
Unrealized gain (loss) on interest rate swap agreements	(49,964)	65,523
(Increase) decrease in operating assets:
Accounts receivable	(2,718)	26,174
Due from affiliates	(8,942)	3,393
Prepaid expenses	24,639	39,927
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(90,357)	(19,176)
Due to managing general partner and affiliates	(11,361)	28,317
Converter deposits	(60)	(270)
Subscriber prepayments	24,624	20,889

Net cash provided by operating activities	640,908	756,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(210,258)	(304,557)

Net cash used in investing activities	(210,258)	(304,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(237,575)	(431,981)
Loan fees	(4,987)	—

Net cash used in financing activities	(242,562)	(431,981)

INCREASE IN CASH	188,088	20,321
CASH, beginning of period	272,876	602,716

CASH, end of period	$460,964	$623,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$250,637	$371,907

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statements and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at June 30, 2002, its statements of operations for the six and three months ended June 30, 2002 and 2001, and its statement of cash flows for the six months ended June 30, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2) Intangible Assets — Adoption of Statement of Financial Accounting Standards (SFAS) No. 142

Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and establishes a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value or if the fair values of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchises met the definition of indefinite lived assets. Accordingly, amortization on these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment upon adoption of the new standard and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Partnership’s intangible assets is presented in the following table:

	June 30, 2002			December 31, 2001

		(unaudited)			(unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$6,609,626	$(2,714,553)	$3,895,073	$6,609,626	$(2,714,553)	$3,895,073
Goodwill	158,409	(49,832)	108,577	158,409	(49,832)	108,577

	6,768,035	(2,764,385)	4,003,650	6,768,035	(2,764,385)	4,003,650
Definite-lived intangible assets:
Loan fees and other intangible assets	61,243	(51,463)	9,780	61,926	(50,840)	11,086
	$6,829,278	$(2,815,848)	$4,013,430	$6,829,961	$(2,815,225)	$4,014,736

As required by SFAS No. 142, the statement has not been retroactively applied to the results for the period prior to January 1, 2002. A reconciliation of net loss for the six and three months ended June 30, 2001, and the twelve months ended December 31, 2001, 2000 and 1999, as if amortization of goodwill and franchises had not been recorded is presented below:

	Six Months Ended	Three Months Ended	Twelve Months Ended December 31,
	June 30, 2001	June 30, 2001	2001	2000	1999

NET LOSS:
Reported Net Income (Loss)	$(178,581)	$(75,737)	$(319,969)	$(160,886)	$(403,306)
Add back: amortization of indefinite-lived franchises	191,824	95,912	383,648	383,648	394,211
Add back: amortization of goodwill	1,980	990	3,960	3,960	3,960

Adjusted net loss	$15,223	$21,165	$67,639	$226,722	$(5,135)

NET LOSS PER PARTNERSHIP UNIT:
Reported net loss per limited partnership unit	$(9)	$(4)	$(17)	$(8)	$(21)
Add back: amortization of indefinite-lived franchises	10	5	20	20	21
Add back: amortization of goodwill	—	—	—	—	—

Adjusted net loss per limited partnership unit	$1	$1	$3	$12	$—

Amortization expense for each of the next five years is expected to be as follows:

2003	$3,150
2004	—
2005	—
2006	—
2007	—

$3,150

(3) Notes Payable

In June 2002, the partnership agreed to certain terms and conditions with its bank and amended its credit agreement. The amendment provides for an extension of maturity to December 31, 2003, revises the amount of quarterly principal payments to $200,000 per quarter commencing September 30, 2002, adjusts the margin over LIBOR paid to the lender to a maximum of 3% and revises certain financial covenants. The restrictive covenants require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of 4.75 to 1.0 and a minimum ratio of operating cash flow to debt service ratio of 1.10 to 1.0. As of June 30, 2002 the Partnership was in compliance with its required financial covenants.

The Partnership intends to pursue a complete or partial asset sale during the remaining term of the amended credit agreement but no assurances can be given that such a transaction will occur. It is management’s opinion that the Partnership could renegotiate the terms of its credit agreement prior to its maturity if asset sales sufficient to repay the outstanding bank debt are not completed by December 31, 2003.

As of the date of this filing, the balance under the credit facility is $8,590,137 at a LIBOR based interest rate of 4.875% expiring September 28, 2002. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 2002 and 2001

As of June 30, 2002, the Partnership’s systems served approximately 10,669 basic subscribers, 4,554 premium subscribers and 1,099 digital subscribers.

Revenues totaled $2,578,565 for the six months ended June 30, 2002 remaining constant with the same period in 2001. Of these revenues, $1,975,449 (77%) was derived from basic services, $195,017 (8%) from premium services, $111,508 (4%) from expanded basic services, $15,886 (1%) from digital services, $25,647 (1%) from service maintenance contracts, $87,732 (3%) from advertising and $167,326 (6%) from other sources.

Cable system operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $235,876 for the six months ended June 30, 2002, representing a decrease of approximately 2% over the same period in 2001. This is primarily due to decreases in operating overhead and system materials.

General and administrative expenses totaled $661,754 for the six months ended June 30, 2002, representing an increase of approximately 5% over the same period in 2001. The increase is primarily attributable to (i) increases in administrative costs and professional services, (ii) increases in copyright fees and (iii) increases in system utility, property tax and insurance costs.

Programming expenses totaled $743,117 for the six months ended June 30, 2002, representing an increase of approximately 7% over the same period in 2001. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the six months ended June 30, 2002 decreased approximately 21% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $194,000 in amortization expense for the six months ended June 30, 2002.

Interest expense for the six months ended June 30, 2002 decreased approximately 37%, from $372,369 for the six months ended June 30, 2001 to $233,310 for the same period in 2002. The Partnership’s average bank debt outstanding decreased from $9,537,760 during the first half of 2001 to $8,693,752 during the first half of 2002. The Partnership’s effective interest rate decreased from 7.81% in 2001 to 5.37% in 2002.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Three Months Ended June 30, 2002 and 2001

Revenues totaled $1,295,717 for the three months ended June 30, 2002 remaining constant with the same period in 2001. Of these revenues, $991,302 (76%) was derived from basic services, $97,743 (8%) from premium services, $56,866 (4%) from expanded basic services, $8,797 (1%) from digital services, $47,266 (4%) from advertising, $12,141 (1%) from service maintenance contracts, and $81,602 (6%) from other sources.

Cable system operating expenses totaled $116,221 for the three months ended June 30, 2002, remaining constant with the same period in 2001.

General and administrative expenses totaled $333,509 for the three months ended June 30, 2002, representing an increase of approximately 7% over the same period in 2001. This increase is primarily attributable to: (i) increases in system utility, property tax and insurance costs and (ii) increases in administrative costs and professional services.

Programming expenses totaled $371,447 for the three months ended June 30, 2002, representing an increase of approximately 8% over the same period in 2001. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended June 30, 2002 decreased approximately 21% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $97,000 in amortization expense for the three months ended June 30, 2002.

Interest expense for the three months ended June 30, 2002 decreased approximately 49% over the same period in 2001. The Partnership’s average bank debt outstanding decreased from $9,422,176 during the second quarter of 2001 to $8,593,287 during the same period in 2002. The Partnership’s effective interest rate decreased from 7.22% in the second quarter of 2001 to 4.05% in the second quarter of 2002.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided from operations. Based on management’s analysis, the Partnership’s cash flow from operations will be sufficient to cover future operating costs, debt service and planned capital expenditures over the next twelve-month period.

Net cash provided by operating activities totaled $640,908 for the six months ended June 30, 2002. Adjustments to the $143,040 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $609,005 of depreciation and amortization and $49,964 relating to interest rate swap agreements, offset by decreases in operating liabilities of $77,154.

Net cash used in investing activities consisted of $210,258 in capital expenditures for the six months ended June 30, 2002.

Net cash used in financing activities consisted of $237,575 in principal payments on long term debt and payment of additional loan fees of $4,987 for the six months ended June 30, 2002.

Net cash provided by operating activities totaled $756,859 for the six months ended June 30, 2001. Adjustments to the $178,581 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $770,663 of depreciation and amortization, $65,523 relating to interest rate swap agreements and increases in operating assets of $69,494.

Net cash used in investing activities consisted of $304,557 in capital expenditures and increases in intangibles for the six months ended June 30, 2001.

Net cash used in financing activities consisted of $431,981 in principal payments on long term debt for the six months ended June 30, 2001.

Capital Expenditures

During the first six months of 2002, the Partnership incurred approximately $210,258 in capital expenditures including a billing system conversion in the Aliceville, Alabama system, completion of a system upgrade to 450 MHz and a related digital deployment in the Swainsboro, Georgia system and the continuation of digital deployment in the LaConner, Washington system.

Planned expenditures for the remainder of 2002 include an ongoing system upgrade to a minimum of 450 MHz in the LaConner, Washington system, the initial phase of a system upgrade to 400 MHz in the Aliceville, Alabama system, as well as small line extensions and continued digital deployment in various systems.

Recently Issued Accounting Standards

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

Statement of Financial Accounting Standards No. 145 — In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and

Technical Corrections.” SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be effective beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Partnership’s financial statements.

Statement of Financial Accounting Standards No. 146 - In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Partnership has not yet estimated the impact of implementation on its financial position, results of operations or cash flows.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues, and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, which have been chosen among alternatives, require a more significant amount of management judgment than other accounting policies the Partnership employs.

Revenue Recognition — Cable television service revenue is recognized in the month service is provided to the customer. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Long-lived Assets — The Partnership periodically reviews the carrying value of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2002, there has been no indication of such impairment.

On January 1, 2002, the Partnership adopted SFAS No. 142 “Goodwill and Other Intangibles.” Under this statement, goodwill and franchises are no longer being amortized, but are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. As of June 30, 2002, there has been no indication of such impairment.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of the Partnership’s variable rate obligations would be approximately $86,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

     (a) Exhibit Index

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002

99(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b).	Certification of the President of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

Form 8-K originally filed on July 15, 2002, and amended on July 19, 2002, announcing the dismissal of Arthur Andersen LLP as the Partnership’s independent auditors and the appointment of KPMG LLP to serve as the Partnership’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY:	Northland Communications Corporation, General Partner

Dated: 8-14-02	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated: 8-14-02	BY:	/s/ GARY S. JONES

Gary S. Jones (President)