Form 10-Q
period 2002-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2002-11-12
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended    September 30, 2002

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

Yes   [X]          No   [   ]

This filing contains 20 pages. Exhibits index appears on page 15.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2002	2001

ASSETS
Cash	$432,808	$272,876
Accounts receivable	133,191	151,517
Due from affiliates	19,548	7,848
Prepaid expenses	40,553	56,107
Property and equipment, net of accumulated depreciation of $8,560,810 and $7,657,591, respectively	5,152,762	5,723,026
Franchise agreements and acquisition costs, net of accumulated amortization of $2,714,553	3,895,073	3,895,073
Goodwill, net of accumulated amortization of $49,832	108,577	108,577
Loan fees, net of accumulated amortization of $55,265 and $50,840, respectively	5,977	11,086

Total assets	$9,788,489	$10,226,110

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$415,909	$534,135
Due to Managing General Partner and affiliates	30,277	39,168
Converter deposits	5,061	4,722
Subscriber prepayments	192,335	215,503
Notes payable	8,417,563	8,828,957
Interest rate swap agreements	—	49,964

Total liabilities	9,061,145	9,672,449

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(73,945)	(75,682)

	(72,945)	(74,682)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(7,320,531)	(7,492,477)

	800,289	628,343

Total partners’ capital	727,344	553,661

Total liabilities and partners’ capital	$9,788,489	$10,226,110

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,

	2002	2001

Service revenues	$3,852,845	$3,869,445
Expenses:
Operating (including $86,572 and $84,291 to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization shown below	360,943	343,835
General and administrative (including $453,918 and $463,827 to affiliates in 2002 and 2001, respectively)	991,153	933,703
Programming (including $75,296 and $79,065 to affiliates in 2002 and 2001, respectively)	1,116,431	1,047,806
Depreciation and amortization	907,882	1,149,370

	3,376,409	3,474,714

Income from operations	476,436	394,731
Other income (expense):
Interest expense	(341,445)	(529,780)
Interest income and other, net	(8,270)	(38,545)
Unrealized gain (loss) on interest rate swap agreements	49,964	(89,610)
(Loss) gain on disposal of assets	(3,002)	7,395

	(302,753)	(650,540)

Net income (loss)	$173,683	$(255,809)

Allocation of net income (loss):
General Partner	$1,737	$(2,558)

Limited Partners	$171,946	$(253,251)

Net income (loss) per limited partnership unit:
(19,087 units)	$9	$(13)

Net income (loss) per $1,000 investment	$18	$(27)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,

	2002	2001

Service revenues	$1,274,280	$1,286,340
Expenses:
Operating (including $28,870 and $28,048 to affiliates in 2002 and 2001, respectively), excluding depreciation and amortization shown below	125,066	102,436
General and administrative (including $155,807 and $151,246 to affiliates in 2002 and 2001, respectively)	329,399	306,114
Programming (including $27,173 and $25,036 to affiliates in 2002 and 2001, respectively)	373,315	353,372
Depreciation and amortization	305,170	384,736

	1,132,950	1,146,658

Income from operations	141,330	139,682
Other income (expense):
Interest expense	(108,135)	(163,441)
Interest income and other, net	(2,552)	(36,776)
Unrealized loss on interest rate swap agreements	—	(24,087)
Gain on disposal of assets	—	7,395

	(110,687)	(216,909)

Net income (loss)	$30,643	$(77,227)

Allocation of net income (loss):
General Partner	$306	$(772)

Limited Partners	$30,337	$(76,455)

Net income (loss) per limited partnership unit:
(19,087 units)	$2	$(4)

Net income (loss) per $1,000 investment	$4	$(8)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$173,683	$(255,809)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	907,882	1,149,370
Amortization of loan costs	10,095	9,046
Loss (gain) on sale of property	3,002	(7,395)
Unrealized (gain) loss on interest rate swap agreements	(49,964)	89,610
(Increase) decrease in operating assets:
Accounts receivable	18,326	19,427
Due from affiliates	(11,700)	(2,808)
Prepaid expenses	15,554	(22,752)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(118,226)	2,050
Due to Managing General Partner and affiliates	(8,891)	9,387
Converter deposits	339	(470)
Subscriber prepayments	(23,168)	(19,627)

Net cash provided by operating activities	916,932	970,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(340,619)	(494,084)
Proceeds from sale of property	—	8,000

Net cash used in investing activities	(340,619)	(486,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(411,394)	(647,988)
Loan fees	(4,987)	—

Net cash used in financing activities	(416,381)	(647,988)

INCREASE (DECREASE) IN CASH	159,932	(164,043)
CASH, beginning of period	272,876	602,716

CASH, end of period	$432,808	$438,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$320,817	$516,608

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at September 30, 2002, its statements of operations for the nine and three months ended September 30, 2002 and 2001, and its statements of cash flows for the nine months ended September 30, 2002 and 2001. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

(2)  Intangible Assets — Adoption of Statement of Financial Accounting Standards (SFAS) No. 142

     Effective January 1, 2002, the Partnership adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and establishes a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchises met the definition of indefinite lived assets. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment upon adoption of the new standard and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Partnership’s intangible assets is presented in the following table:

	September 30, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$6,609,626	$(2,714,553)	$3,895,073	$6,609,626	$(2,714,553)	$3,895,073
Goodwill	158,409	(49,832)	108,577	158,409	(49,832)	108,577

	6,768,035	(2,764,385)	4,003,650	6,768,035	(2,764,385)	4,003,650
Definite-lived intangible assets:
Loan fees	61,242	(55,265)	5,977	61,926	(50,840)	11,086

	$6,829,277	$(2,819,650)	$4,009,627	$6,829,961	$(2,815,225)	$4,014,736

As required by SFAS No. 142, the statement has not been retroactively applied to the results for the periods prior to adoption. A reconciliation of net loss for the nine and three months ended September 30, 2001, and the twelve months ended December 31, 2001, 2000 and 1999, as if amortization of goodwill and franchises had not been recorded is presented below:

	Nine Months Ended	Three Months Ended	Twelve Months Ended December 31,
	September 30, 2001	September 30, 2001	2001	2000	1999

NET LOSS:
Reported net (loss)	$(255,809)	$(77,227)	$(319,969)	$(160,886)	$(403,306)
Add back: amortization of indefinite-lived franchises	287,736	95,912	383,648	383,648	394,211
Add back: amortization of goodwill	2,970	990	3,960	3,960	3,960

Adjusted net income (loss)	$34,897	$19,675	$67,639	$226,722	$(5,135)

NET LOSS PER PARTNERSHIP UNIT:
Reported net loss per limited partnership unit	$(13)	$(4)	$(17)	$(8)	$(21)
Add back: amortization of indefinite-lived franchises	15	5	20	20	21
Add back: amortization of goodwill	—	—	—	—	—

Adjusted net income per limited partnership unit	$2	$1	$3	$12	$—

Amortization expense including amortization of loan fees for each of the next five years is expected to be as follows:

2003	$3,150
2004	—
2005	—
2006	—
2007	—

$3,150

(3) Notes Payable

In June 2002, the partnership agreed to certain terms and conditions with its bank and amended its credit agreement. The amendment provided for an extension of maturity to December 31, 2003, revised the amount of quarterly principal payments to $200,000 per quarter commencing September 30, 2002, adjusted the margin over LIBOR paid to the lender to a maximum of 3% and revised certain financial covenants. The restrictive covenants require the maintenance of certain ratios including a maximum ratio of senior debt to annualized operating cash flow of 4.75 to 1.0 and a minimum ratio of operating cash flow to debt service ratio of 1.10 to 1.0. As of September 30, 2002 the Partnership was in compliance with its required financial covenants.

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

As of the date of this filing, the balance under the credit facility is $8,170,139 at a LIBOR based interest rate of 4.81% expiring December 31, 2002. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

(4) Subsequent Event

On October 28, 2002 the Partnership entered into an agreement to sell certain cable operations representing approximately 17% of its subscriber base to an unaffiliated third party. The sales price of the system is $3,494,000, which will result in the recognition of a gain. The closing of the sale is contingent upon the buyer obtaining financing and the transfer of franchise operating agreements. Upon closing substantially all of the proceeds from the sale would be utilized to reduce amounts outstanding under the Partnership’s debt agreement. The sale is not expected to close until 2003. Summary operating results for the operations to be sold for the three and nine months ended September 30, 2002 and 2001 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Service revenues	$245,865	$261,894	$729,889	$772,895
Expenses:
Cable system operations	25,628	18,836	75,519	66,583
General and administrative	63,923	70,317	199,397	196,707
Programming	81,763	78,748	241,039	221,212
Depreciation and amortization	43,220	53,863	128,686	160,912

	214,534	221,764	644,641	645,414

Income from operations	$31,331	$40,130	$85,248	$127,481

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2002 and 2001

As of September 30, 2002, the Partnership’s systems served approximately 10,235 basic subscribers, 4,342 premium subscribers and 393 digital subscribers.

Revenues totaled $3,852,845 for the nine months ended September 30, 2002 remaining constant with the same period in 2001. Of these revenues, $2,934,856 (76%) was derived from basic services, $285,000 (8%) from premium services, $168,970 (4%) from expanded basic services, $25,255 (1%) from digital services, $37,773 (1%) from service maintenance contracts, $155,323 (4%) from advertising and $245,668 (6%) from other sources.

Cable system operating expenses, which include costs related to technical personnel, repairs and maintenance, totaled $360,943 for the nine months ended September 30, 2002, representing an increase of approximately 5% over the same period in 2001. This is primarily due to increases in operating salaries and system maintenance materials.

General and administrative expenses totaled $991,153 for the nine months ended September 30, 2002, representing an increase of approximately 6% over the same period in 2001. The increase is primarily attributable to (i) increases in administrative costs and professional services, (ii) increases in administrative salaries and (iii) increases in system utility, property tax and insurance costs.

Programming expenses totaled $1,116,431 for the nine months ended September 30, 2002, representing an increase of approximately 7% over the same period in 2001. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels and digital programming in some of the Partnership’s systems.

Depreciation and amortization expense for the nine months ended September 30, 2002 decreased approximately 21% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $291,000 in amortization expense for the nine months ended September 30, 2002.

Interest expense for the nine months ended September 30, 2002 decreased approximately 36%, from $529,780 for the nine months ended September 30, 2001 to $341,445 for the same period in 2002. The Partnership’s average bank debt outstanding decreased from $9,432,803 during the first nine months of 2001 to $8,645,285 during the first nine months of 2002. The Partnership’s effective interest rate decreased from 7.49% in 2001 to 5.27% in 2002.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Three Months Ended September 30, 2002 and 2001

Revenues totaled $1,274,280 for the three months ended September 30, 2002 remaining constant with the same period in 2001. Of these revenues, $959,406 (75%) was derived from basic services, $89,983 (7%) from premium services, $57,462 (5%) from expanded basic services, $9,369 (1%) from digital services, $67,591 (5%) from advertising, $12,127 (1%) from service maintenance contracts, and $78,342 (6%) from other sources.

Cable system operating expenses totaled $125,066 for the three months ended September 30, 2002, representing an increase of approximately 22% over the same period in 2001. This is primarily due to increases in operating salaries and system maintenance materials.

General and administrative expenses totaled $329,399 for the three months ended September 30, 2002, representing an increase of approximately 8% over the same period in 2001. This increase is primarily attributable to: (i) increases in system utility, property tax and insurance costs and (ii) increases in administrative services and salaries.

Programming expenses totaled $373,315 for the three months ended September 30, 2002, representing an increase of approximately 6% over the same period in 2001. This increase is primarily attributable to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels and digital programming in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended September 30, 2002 decreased approximately 21% over the same period in 2001. Such decrease is primarily attributable to the Partnership’s implementation of SFAS No. 142. As of December 31, 2001, the Partnership discontinued amortizing its franchises and goodwill in accordance with SFAS No. 142 resulting in a decrease of approximately $97,000 in amortization expense for the three months ended September 30, 2002.

Interest expense for the three months ended September 30, 2002 decreased approximately 34% over the same period in 2001. The Partnership’s average bank debt outstanding decreased from $9,187,903 during the third quarter of 2001 to $8,532,197 during the same period in 2002. The Partnership’s effective interest rate decreased from 7.12% in the third quarter of 2001 to 5.07% in the third quarter of 2002.

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

Net cash provided by operating activities totaled $916,932 for the nine months ended September 30, 2002. Adjustments to the $173,683 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $917,977 of depreciation and amortization offset by $49,964 relating to interest rate swap agreements and decreases in operating liabilities of $149,946.

Net cash used in investing activities consisted of $340,619 in capital expenditures for the nine months ended September 30, 2002.

Net cash used in financing activities consisted of $411,394 in principal payments on long-term debt and payment of additional loan fees of $4,987 for the nine months ended September 30, 2002.

Net cash provided by operating activities totaled $970,029 for the nine months ended September 30, 2001. Adjustments to the $255,809 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $1,158,416 of depreciation and amortization, $89,610 relating to interest rate swap agreements and decreases in operating liabilities of $8,660.

Net cash used in investing activities totaled $486,084 and consisted primarily of $494,084 in capital expenditures for the nine months ended September 30, 2001.

Net cash used in financing activities consisted of $647,988 in principal payments on long-term debt for the nine months ended September 30, 2001.

Capital Expenditures

During the first nine months of 2002, the Partnership incurred approximately $341,000 in capital expenditures including a billing system conversion in the Aliceville, Alabama system, completion of a system upgrade to 450 MHz in the Swainsboro, Georgia system and the continuation of digital deployment in the LaConner, Washington system.

Planned expenditures for the remainder of 2002 include an ongoing system upgrade to a minimum of 450 MHz in the LaConner, Washington system, the initial phase of a system upgrade to 400 MHz in the Aliceville, Alabama system, a billing system conversion in the Swainsboro, Georgia system, as well as continued digital deployment in various systems.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 143 — In September 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

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

Statement of Financial Accounting Standards No. 146 — In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, which have been chosen among alternatives, require a more significant amount of management judgment than other accounting policies the Partnership employs.

Revenue Recognition — Cable television service revenue is recognized in the month service is provided to the customer. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Long-lived Assets — Property and equipment are stated at cost less accumulated depreciation. Costs of additions and substantial improvements to property and equipment are capitalized. Expenditures for maintenance and repairs are charged to operating expense as incurred. Depreciation is computed using the straight-line method over the equipment’s estimated useful lives. The Partnership evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The costs associated with the construction of cable transmission and distribution facilities and new cable service installations are capitalized. Costs include direct labor and materials as well as certain indirect costs. The amount of indirect costs that are capitalized, which include employee benefits, travel and other costs, are estimated based on historical construction costs. The Partnership periodically performs evaluations of these estimates to determine whether they are reflective of current construction costs. At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are presented in the statement of operations.

The Partnership periodically reviews the carrying value of its long-lived assets, including property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

On January 1, 2002, the Partnership adopted SFAS No. 142 “Goodwill and Other Intangibles.” Under this statement, goodwill and franchises are no longer being amortized, but are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. As of September 30, 2002, there was no indication of such impairment.

Subsequent Event

On October 28, 2002 the Partnership entered into an agreement to sell certain cable operations representing approximately 17% of its subscriber base to an unaffiliated third party. The sales price of the system is $3,494,000, which would result in the recognition of a gain. The closing of the sale is contingent upon the buyer obtaining financing and the transfer of franchise operating agreements. Upon closing substantially all of the proceeds from the sale would be utilized to reduce amounts outstanding under the Partnership’s debt agreement. The sale is not expected to close until 2003. Summary operating results for the operations to be sold for the three and nine months ended September 30, 2002 and 2001 are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Service revenues	$245,865	$261,894	$729,889	$772,895
Expenses:
Cable system operations	25,628	18,836	75,519	66,583
General and administrative	63,923	70,317	199,397	196,707
Programming	81,763	78,748	241,039	221,212
Depreciation and amortization	43,220	53,863	128,686	160,912

	214,534	221,764	644,641	645,414

Income from operations	$31,331	$40,130	$85,248	$127,481

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $82,000.

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

ITEM 4. Controls and Procedures

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the Chief Executive Officer and President (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-14(c) of the Exchange Act). Based on and as of the time of such evaluation, the Partnership’s management, including the Chief Executive Officer and President (Principal Financial and Accounting Officer), concluded that the Partnership’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s reports filed or submitted by it under the Exchange Act. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

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

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY:	Northland Communications Corporation,
General Partner

Dated: November 12, 2002	BY:	/s/ RICHARD I. CLARK

Richard I. Clark (Executive Vice President/Treasurer)

Dated: November 12, 2002	BY:	/s/ GARY S. JONES

Gary S. Jones (President)

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Properties Eight Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ GARY S. JONES Gary S. Jones President (Principal Financial and Accounting Officer)

I, John Whetzell certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Properties Eight Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	Any fraud, whether or not material that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOHN S. WHETZELL John S. Whetzell Chief Executive Officer