Form 10-K
period 2002-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2003-03-31
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from         to

Commission file number 0-18307

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

STATE OF WASHINGTON	91-1423516

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 STEWART STREET, SUITE 700 SEATTLE, WASHINGTON	98101

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 621-1351

Securities registered pursuant to Section 12(b) of the Act:

Title of each reviewed class	Name of each exchange on which registered

(NONE)	(NONE)

     Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of class)

Indicate by check mark whether registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

Yes [X ] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [   ] No [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [   ] No [ X ]

     The aggregate market value of the Limited Partner Units representing limited partner interests was approximately $10,402,415 on as of June 28, 2002, based on the most currently available secondary market trading information, as of that same date.

     At December 31, 2002, there were 19,087 Limited Partnership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(Partially Incorporated into Part IV)

(1)	Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Form 10-K Annual Reports for fiscal years ended December 31, 1989, December 31, 1990, December 31, 1992 and December 31, 1994, December 31, 1998 and December 31, 2001, respectively.

(3)	Form 10-Q Quarterly Report for period ended June 30, 1989, March 31, 1995 and June 30, 2002.

(4)	Form 8-K dated November 11, 1994.

(5)	Form 8-K dated June 30, 1995.

(6)	Form 8-K dated January 5, 1996.

(7)	Form 8-K dated March 11, 2003.

This filing contains 32 pages. Exhibits Index appears on page 32.

Financial Statements/Schedules Index appears on page 25.

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

PART I

ITEM 1.       BUSINESS

     Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and approximately 940 limited partners holding 19,087 partnership units as of December 31, 2002. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”).

     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by two limited partnerships, and is the managing member of Northland Cable Networks, LLC, which also owns and operates cable television systems. Northland is also the parent company of Northland Cable Properties, Inc., which was formed in February 1995 and is principally involved in direct ownership of cable television systems, and is the majority member and manager of Northland Cable Ventures, LLC. Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries, direct and indirect, of NTC include:

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

NORTHLAND CABLE SERVICES CORPORATION — formed in August 1993 and principally involved in the development and production of computer software used in billing and financial record keeping for Northland-affiliated cable systems. Also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.

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

     The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of La Conner, Washington, Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2002, the total number of basic subscribers served by the Systems was 9,921, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 66%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

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

     The following is a description of the areas served by the Systems as of December 31, 2002. The system serving the area of La Conner, WA was sold to an unaffiliated third party on March 11, 2003.

     LaConner, WA: The LaConner system serves communities within three counties in northwestern Washington along Puget Sound. LaConner was predominately a fishing and farming community when founded in the late 1800’s and temporarily became a major trading port. Today, LaConner has become a popular tourist area, with surrounding landscapes of pastoral farms and tulip fields. Its main street, featuring wooden decks and courtyards, runs along the Swinomish slough. The Swinomish Indian Reservation is located on the outskirts of LaConner. Certain information regarding the LaConner, WA System as of December 31, 2002 is as follows:

Basic Subscribers Expanded Basic Subscribers Premium Subscribers Digital Subscribers Estimated Homes Passed	1,632 1,012 636 123 2,745

     Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport, Kennedy, Eutaw and Marion. Certain information regarding the Aliceville, AL system as of December 31, 2002 is as follows:

Basic Subscribers Premium Subscribers Estimated Homes Passed	5,387 1,651 8,420

     Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2002 is as follows:

Basic Subscribers Expanded Basic Subscribers Premium Subscribers Digital Subscribers Estimated Homes Passed	2,902 1,402 1,908 294 3,900

     The Partnership had 13 employees as of December 31, 2002. Management of these systems is handled through offices located in the towns of LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

     Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into four categories: basic subscribers, expanded basic subscribers, premium subscribers, and digital subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of certain satellite programming services, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as “Showtime”, “Home Box Office”, “Cinemax”, “Disney” or “The Movie Channel”. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered.

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

Mulitchannel Multipoint Distribution Service Systems

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

REGULATION AND LEGISLATION

Summary

     The following summary addresses the key regulatory developments and legislation affecting the cable television industry. Other existing federal legislation and regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements are currently the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals, which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or the Partnership can be predicted at this time.

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

     As of December 31, 2002, none of the Partnership’s local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

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

Telephone Entry Into Cable Television

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

Electric Utility Entry Into Telecommunications/Cable Television

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority by the FCC to engage in activities, which could include the provision of video programming.

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

State and Local Franchise Regulation

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

ITEM 2.       PROPERTIES

     The Partnership’s cable television systems are located in and around LaConner, Washington, Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 15,065 homes as of December 31, 2002. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3.       LEGAL PROCEEDINGS

     None.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	There is no established public trading market for the Partnership’s units of limited partnership interest.

(b)	The approximate number of equity holders as of December 31, 2002, is as follows:

Limited Partners: General Partners:	940 1

(c)	During 2002, 2001, 2000, 1999 and 1998, the Partnership made no cash distributions.

ITEM 6.       SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

			Years ended December 31,
	2002 (1)	2001	2000	1999	1998

SUMMARY OF OPERATIONS:
Revenue	$5,112,896	$5,132,726	$5,148,191	$4,974,846	$4,876,464
Operating income	616,553	498,757	528,626	466,394	310,189
Net income (loss)	182,102	(319,969)	(160,886)	(403,306)	(634,150)
Net income (loss) per limited partner unit	10	(17)	(8)	(21)	(33)
Cumulative tax losses per limited partner unit	(520)	(520)	(520)	(520)	(520)

(1)  As of December 31, 2001, the Partnership discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142. Amortization of these items was $387,648 for both years ended December 31, 2001 and 2000.

			December 31,
	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
Total assets	$9,641,472	$10,226,110	$11,239,622	$12,044,826	$13,197,193
Term loan	8,213,663	8,828,957	9,693,028	10,272,182	10,625,000
Total liabilities	8,905,709	9,672,449	10,365,992	11,010,310	11,759,371
General partner’s deficit	(72,861)	(74,682)	(71,482)	(69,873)	(65,840)
Limited partners’ capital	808,624	628,343	945,112	1,104,389	1,503,662
Distribution per limited partner unit	—	—	—	—	—
Cumulative distributions per limited partner unit	—	—	—	—	—

				Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

Revenue	$1,260,050	$1,274,280	$1,295,717	$1,282,849	$1,263,281	$1,286,340	$1,298,734	$1,284,371
Operating income	140,117	141,330	171,187	163,919	104,025	139,682	142,955	112,095
Net income (loss)	8,419	30,643	81,002	62,038	(64,161)	(77,227)	(75,737)	(102,844)
Net income (loss)
per limited
partner unit	1	2	4	3	(3)	(4)	(4)	(5)

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2002 and 2001

     Total revenue reached $5,112,896 for the year ended December 31, 2002, decreasing slightly from $5,132,726 for the year ended December 31, 2001. Rate increases implemented during 2002 were offset by a decrease in subscribers. Of the 2002 revenue, $3,861,514 (76%) is derived from subscriptions to basic services, $374,384 (7%) from subscriptions to premium services, $226,236 (4%) from subscriptions to expanded basic services, $230,430 (5%) from advertising services, and $420,332 (8%) from other sources.

     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2002	2001	2000	1999	1998

Basic Rate	$30.75	$28.50	$27.35	$25.95	$24.65
Expanded Basic Rate	8.50	8.75	8.25	7.95	7.40
HBO Rate	10.00	10.00	10.70	10.50	10.50
Cinemax Rate	8.50	8.00	7.30	7.50	8.00
Showtime Rate	8.75	8.75	8.75	8.25	7.00
Disney Rate	—	—	—	8.60	8.60
Encore Rate	2.00	1.75	1.50	1.50	1.50
Starz	3.50	5.50	6.25	6.70	7.00
Service Contract Rate	1.25	2.00	2.00	2.05	2.10

     Operating expenses totaled $474,132 for the year ended December 31, 2002, representing an increase of approximately 4% from $457,087 for the year ended December 31,2001. The increase is attributable to higher operating salaries and pole rental expenses, offset by a decrease in regional management expenses. Salary and benefit costs are the major component of operating expenses. Employee wages are reviewed annually and, in most cases, increased based on cost of living adjustments and other factors. Therefore, management expects operating expenses to increase in the future.

     General and administrative expenses totaled $1,317,136 for the year ended December 31, 2002, representing an increase of approximately 4% from $1,265,497 for the year ended December 31, 2001. This increase is due to increased salaries and benefits, property taxes, system utility expenses and administrative overhead.

     Programming expenses totaled $1,485,525 for the year ended December 31, 2002, representing an increase of approximately 8% from $1,371,517 for the year ended December 31, 2001. This increase is due to increased costs charged by various program suppliers as well as new digital service launches offset by a decrease in the number of subscribers served. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs in the future.

     Depreciation and amortization expense decreased approximately 21%, from $1,539,868 in 2001 to $1,219,550 in 2002. The decrease is primarily attributable to the Partnership’s implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142 “ Goodwill and Other Intangible Assets.” As of December 31, 2001, the Partnership discontinued amortizing its franchise agreements and goodwill resulting in a decrease of approximately $390,000 in amortization expense for the year ended December 31, 2002. This is offset by depreciation and amortization of plant, equipment and other intangible assets acquired during 2002.

     Interest expense decreased approximately 35% from $688,204 in 2001 to $446,052 in 2002. The Partnership’s average bank debt balance decreased from approximately $9,326,423 in 2001 to $8,576,751 in 2002, due to principal payments made in 2002. In addition, the Partnership’s effective interest rate decreased from 7.38% in 2001 to 5.20% in 2002.

     In 2002, the Partnership generated net income of $182,102. The Partnership has historically incurred net operating losses prior to 2002 as a result of significant non-cash charges to income for depreciation and amortization. However, the Partnership’s implementation of SFAS No. 142 “Goodwill and Other Intangible Assets,” discontinued the amortization of its franchise agreements and goodwill resulting in a decrease of approximately $390,000 in amortization expense for the year ended December 31, 2002. The Partnership has generated positive operating income in each of the three years ended December 31, 2002, and Management anticipates that this trend will continue.

2001 and 2000

     Total revenue reached $5,132,726 for the year ended December 31, 2001, compared to $5,148,191 for the year ended December 31, 2001. Rate increases implemented during 2001 were offset by a decrease in subscribers. Of the 2001 revenue, $3,939,909 (77%) is derived from subscriptions to basic services, $385,676 (8%) from subscriptions to premium services, $208,993 (4%) from subscriptions to expanded basic services, $186,144 (3%) from advertising services and $412,004 (8%) from other sources, including late fee revenue.

     Operating expenses totaled $457,087 for the year ended December 31, 2001, representing a decrease of approximately 7% from $493,975 for the year ended December 31, 2000. The decrease is attributable to a reduction of operating salaries, regional management expenses and pole rental expenses.

     General and administrative expenses totaled $1,265,497 for the year ended December 31, 2001, representing an increase of approximately 1% from $1,248,737 for the year ended December 31, 2000. This increase is due to increased salaries and benefits, system utility expenses and administrative overhead.

     Programming expenses totaled $1,371,517 for the year ended December 31, 2001, representing an increase of approximately 1% from $1,353,409 for the year ended December 31, 2000. This increase is due to increased costs charged by various program suppliers as well as new digital service launches offset by a decrease in the number of subscribers served.

     Depreciation and amortization expense increased from $1,523,444 in 2000 to $1,539,868 in 2001 (approximately 1%). This is primarily due to depreciation and amortization on plant, equipment and intangible assets acquired during 2001, offset by assets becoming fully depreciated.

     Interest expense decreased from $828,204 in 2000 to $688,204 in 2001 (approximately 17%). The Partnership’s average bank debt balance decreased from approximately $10,068,030 in 2000 to $9,326,423 in 2001, due to principal payments made in 2001. In addition, the Partnership’s effective interest rate decreased from 8.23% in 2000 to 7.38% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     During 2002, the Partnership’s primary source of liquidity was cash flow from operations. The Partnership generates cash through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. During 2002, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2003 obligations.

2002

     Net cash provided by operating activities totaled $1,313,445 for the year ended December 31, 2002. Adjustments to the $182,102 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $1,232,523 of depreciation and amortization, offset by $49,964 relating to unrealized gains on interest rate swap agreements and changes in other operating assets and liabilities of $62,658.

     Net cash used in investing activities consisted of $591,228 in capital expenditures for the year ended December 31, 2002.

     Net cash used in financing activities consisted of $615,294 in principal payments on long-term debt and payment of additional loan fees of $5,687 for the year ended December 31, 2002.

Term Loan

In June 2002, the Partnership amended its term loan agreement to extend the maturity date to December 31, 2003 and revise the amount of quarterly principal payments to $200,000 per quarter commencing September 30, 2002. The amendment also adjusted the margin over LIBOR paid to the lender and revised certain financial covenants. In February 2003, the Partnership further amended the agreement such that all amounts outstanding under the term loan become due and payable on June 30, 2004. The Partnership intends to pursue a complete or partial asset sale during the remaining term of the amended credit agreement, but no assurances can be given that such a transaction will occur. It is management’s opinion that the Partnership could renegotiate the terms of the credit agreement prior to its maturity if asset sales sufficient to repay the outstanding bank debt are not completed by June 30, 2004.

     As of December 31, 2002, the Partnership’s term loan balance was $7,970,139. As of December 31, 2002, the interest rate on the credit facility was 4.4375% expiring on January 31, 2003. The above rates include a margin paid to the lender based on overall leverage and may increase or decrease as the Partnership’s overall leverage fluctuates.

     The Partnership also has a term loan in the amount of $243,524, which bears interest at a fixed rate of 8.25%. Fixed payments of principal and interest are due monthly until maturity on December 31, 2004.

     Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants, which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of 4.75 to 1, a Cash Flow Coverage Ratio of 1.00 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2002, the Partnership was in compliance with the terms of the loan agreement.

Obligations and Commitments

     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2002 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

	2003	2004	2005	2006	2007	Total

Term loan	$816,624	$7,397,039	—	—	—	$8,213,663
Interest payments (current weighted average interest rate of 4.86%)	397,702	182,065	—	—	—	579,767
Minimum operating lease payments	15,400	10,725	3,300	3,300	3,300	36,025

Total contractual cash obligations (a)	$1,229,726	$7,589,829	$3,300	$3,300	$3,300	$8,829,455

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

     During 2002, the Partnership incurred approximately $590,000 in capital expenditures. These expenditures included the continued system upgrade to 450 MHz in the LaConner, WA system, the continuation of digital service deployment in the Swainsboro, GA system and the ongoing system upgrade to 450MHz in the Aliceville, Alabama system. All capital expenditures for 2002 were financed through cash provided by operations.

     Management has budgeted that the Partnership will spend approximately $600,000 on capital expenditures in 2003. These expenditures include the continuation of a system upgrade to 450 MHz in the Aliceville, AL system and the continuation of digital deployment in the Swainsboro, GA system.

SYSTEM SALE

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system serving the community of La Conner, Washington, which served approximately 1,600 basic subscribers, to Wave Division Networks, LLC. The system was sold at a purchase price of approximately $3,200,000. Net proceeds from the transaction were used to repay amounts outstanding under the term loan agreement, and effectively reduce the required principal payments due in 2004.

     As of December 31, 2002, the transaction was subject to certain closing conditions, including the buyer obtaining and providing evidence of financing sufficient to complete the transaction. As the sale of the assets was not probable, the assets associated with the transaction were considered to be held for use, as defined in SFAS No. 144, at December 31, 2002.

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

Revenue Recognition

     Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Property and Equipment

     Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

     In accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies,” the Partnership also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations is expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

     Intangible Assets

     Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations discussed below. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment at January 1, 2002 and again during the fourth quarter of 2002 and determined that the fair value of the assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

     Management believes the franchises have indefinite lives because the franchises are expected to be used by the Partnership for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 143

     In September 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

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

Statement of Financial Accounting Standards No. 146

     In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the Partnership’s financial statements.

FASB Interpretation No. 45

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation establishes disclosure requirements for December 31, 2002 financial statements for companies that make certain types of guarantees. Beginning in 2003, the interpretation requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The Partnership has reviewed the interpretation and has concluded that its 2002 disclosures are adequate and does not expect the interpretation to have a material impact on the Partnership’s financial position or results of operations in 2003.

ECONOMIC CONDITIONS

     Historically, the effects of inflation have been considered in determining to what extent rates will be increased for various services provided. It is expected that the future rate of inflation will continue to be a significant variable in determining rates charged for services provided, subject to the provisions of the 1996 Telecom Act. Because of the deregulatory nature of the 1996 Telecom Act, the Partnership does not expect the future rate of inflation to have a material adverse impact on operations.

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Management Fees

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $255,645, $256,636 and $257,410 for 2002, 2001 and 2000, respectively, which are included as a component of general and administrative expenses in the accompanying statements of operations.

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

     The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $287,458, $253,701 and $222,222 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $228,962, $233,340 and $243,509, net of payment received, under the terms of these agreements during 2002, 2001 and 2000, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2002, 2001 and 2000 the partnership paid $82,627, $93,110 and $74,958, respectively, for these services. Of the 2002 amount, $24,222 was capitalized related to the build out and upgrade of cable systems.

     In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000 were $8,196. As of January 1, 2001, NCN stopped providing these services to the Partnership.

CERTAIN BUSINESS RELATIONSHIPS

     John E. Iverson, a Director and Secretary of the General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $80,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Partnership for the years ended December 31, 2002, 2001 and 2000 are included as a part of this filing (see Item 15 (a) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

Previous Independent Accountant

The Partnership dismissed Arthur Andersen LLP as its independent auditor on July 10, 2002. The decision to dismiss Arthur Andersen was approved by the Board of Directors of the General Partner.

During the two most recent fiscal years and through July 10, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter in connection with its report on the Partnership’s financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. Arthur Andersen’s reports on the financial statements of the Partnership for 2000 and 2001 did not contain any adverse opinions or disclaimers of opinions, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The Partnership requested that Arthur Andersen provide a currently dated letter confirming its agreement with the above statements. Arthur Andersen informed the Partnership that, because of Arthur Andersen’s current situation, it is unable to provide such letter.

New Independent Accountant

On July 10, 2002, the Partnership engaged KPMG LLP as the firm of independent auditors to audit the Partnership’s financial statements for the fiscal year ending December 31, 2002. The decision to engage KPMG was approved by the Board of Directors of the General Partner. During the period from January 2000 to April 1, 2002, The Partnership did not consult KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, that was an important factor the Partnership considered in reaching a decision on an accounting, auditing, or financial reporting issue, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of either a disagreement or reportable event.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or officers. The General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.

     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

     JOHN S. WHETZELL (AGE 61). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 28 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

     JOHN E. IVERSON (AGE 66). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 40 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

     RICHARD I. CLARK (AGE 45). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 24 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer programs, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these programs. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

     GARY S. JONES (AGE 45). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 57). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the WH Rainier Chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H. LEE JOHNSON (AGE 59). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 33 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 47). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filing, insurance requirements and system programming contracts as well as interest rate management and other treasury functions.

Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

     MATTHEW J. CRYAN (AGE 38). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     RICK J. MCELWEE (AGE 41). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2002 as indicated in Note 4 to the Notes to Financial Statements—December 31, 2002 (see Items 15 (a) and 13 (a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2002 is as follows:

AMOUNT AND
NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS

General Partner’s Interest	Northland Communications Corporation 101 Stewart Street, Suite 700 Seattle, Washington 98101	(See Note A)	(See Note A)

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

     Northland Cable Services Corporation (“NCSC”), an affiliate of Northland, provides software installation and billing services to the Partnership’s Systems. In addition, NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems.

     Cable Ad-Concepts, Inc. (“CAC”), an affiliate of Northland, provides the production and development of video commercial advertisements and advertising sales support.

     Northland Cable News, Inc.(“NCN”), an affiliate of Northland, provides programming to certain of the Partnership’s systems. As of January 1, 2001, NCN stopped providing these services to the Partnership.

Management Fees

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $255,645, $256,636 and $257,410 for 2002, 2001 and 2000, respectively, which are included as a component of general and administrative expenses in the accompanying statements of operations.

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

     The amounts billed to the Partnership are based on costs incurred by affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $287,458, $253,701 and $222,222 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the executive managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $228,962, $233,340 and $243,509, net of payment received, under the terms of these agreements during 2002, 2001 and 2000, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2002, 2001 and 2000 the partnership paid $82,627, $93,110 and $74,958 for these services. Of the 2002 amount, $24,222 was capitalized related to the build out and upgrade of cable systems.

     In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000 were $8,196. As of January 1, 2001, NCN stopped providing these services to the Partnership.

     Management believes that all of the above transactions are on terms as favorable to the Partnership as could be obtained from unaffiliated parties for comparable goods or services.

     As disclosed in the Partnership’s Prospectus (which has been incorporated by reference), certain conflicts of interest may arise between the Partnership and the General Partner and its affiliates. Certain conflicts may arise due to the allocation of management time, services and functions between the Partnership and existing and future partnerships as well as other business ventures. The General Partner has sought to minimize these conflicts by allocating costs between systems on a reasonable basis. Each limited partner may have access to the books and non-confidential records of the Partnership. A review of the books will allow a limited partner to assess the reasonableness of these allocations. The Agreement of Limited Partnership provides that any limited partner owning 10% or more of the Partnership units may call a special meeting of the Limited Partners, by giving written notice to the General Partner specifying in general terms the subjects to be considered. In the event of a dispute between the General Partner and Limited Partners, which cannot be otherwise resolved, the Agreement of Limited Partnership provides steps for the removal of a General Partner by the Limited Partners.

     (b)  CERTAIN BUSINESS RELATIONSHIPS. John E. Iverson, a Director and Secretary of the General Partner, is a partner of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.

     (c)  INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS:

SEQUENTIALLY
NUMBERED
PAGE

Independent Auditors’ Reports	F.1
Report of Prior Independent Public Accountants	F.2
Balance Sheets—December 31, 2002 and 2001	F.3
Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F.4
Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2002, 2001 and 2000	F.5
Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F.6
Notes to Financial Statements—December 31, 2002	F.7

(b) REPORTS ON FORM 8-K:

      Form 8-K filed on March 25, 2003 announcing the sale of the La Conner, Washington system to Wave Division Networks, LLC

(c) EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership(1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990(4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc.(1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation(1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc.(1)

10.4	Management Agreement with Northland Communications Corporation(1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc.(1)

(c) EXHIBITS:

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership(1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System(2)

10.8	Gates Franchise(1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise(1)

10.11	Detroit Franchise(1)

10.12	Idanha Franchise(1)

10.13	Lyons Franchise(1)

10.14	Marion County Franchise(1)

10.15	Turner Franchise(1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990(4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA(4)

10.22	Borrower Assignment with National Westminster Bank USA(4)

10.23	Borrower Security Agreement with National Westminster Bank USA(4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc.(4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA.(5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991(5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991(5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992(5)

10.29	Agreement of Purchase with Alabama Television Cable Company(6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994(6)

10.31	Franchise Agreement with City of Aliceville, AL — Assignment and Assumption Agreement dated July 26, 1994. (7)

10.32	Franchise Agreement with City of Carrollton, AL — Assignment and Assumption Agreement dated August 16, 1994. (7)

10.33	Franchise Agreement with City of Eutaw, AL — Assignment and Assumption Agreement dated July 26, 1994. (7)

(c) EXHIBITS:

10.34	Franchise Agreement with City of Gordo, AL — Assignment and Assumption Agreement dated August 1, 1994. (7)

10.35	Franchise Agreement with Greene County, AL — Assignment and Assumption Agreement dated November 10, 1994. (7)

10.36	Franchise Agreement with Town of Kennedy, AL — Assignment and Assumption Agreement dated August 15, 1994. (7)

10.37	Franchise Agreement with Lamar County, AL — Assignment and Assumption Agreement dated August 8, 1994. (7)

10.38	Franchise Agreement with City of Marion, AL — Assignment and Assumption Agreement dated August 1, 1994. (7)

10.39	Franchise Agreement with Town of Millport, AL — Assignment and Assumption Agreement dated August 18, 1994. (7)

10.40	Franchise Agreement with Pickens County, AL — Assignment and Assumption Agreement dated July 26, 1994. (7)

10.41	Franchise Agreement with Town of Pickensville, AL — Assignment and Assumption Agreement dated August 2, 1994. (7)

10.42	Franchise Agreement with City of Reform, AL — Assignment and Assumption Agreement dated August 1, 1994. (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995. (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995. (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998. (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002. (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002. (12)

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002. (13)

99 (a)	Certification of the Chief Executive Officer of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99 (b)	Certification of the President (as Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002.

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

	By:	NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 3-31-03	By	/s/ JOHN S. WHETZELL John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	3-31-03

/s/ RICHARD I. CLARK Richard I. Clark	Director of Northland Communications Corporation	3-31-03

/s/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	3-31-03

/s/ GARY S. JONES Gary S. Jones	President of Northland Communications Corporation	3-31-03

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this annual report on Form 10-K of Northland Cable Properties Eight Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3-31-03

/s/	GARY S. JONES Gary S. Jones President (Principal Financial and Accounting Officer)

I, John Whetzell certify that:

1.	I have reviewed this annual report on Form 10-K of Northland Cable Properties Eight Limited Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of directors:

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3-31-03

/s/	JOHN S. WHETZELL John S. Whetzell Chief Executive Officer

EXHIBITS INDEX

Exhibit
Number	Description

99 (a)	Certification of the Chief Executive Officer of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99 (b)	Certification of the President (as Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Independent Auditors’ Report

The Partners
Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheet of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2002, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements of Northland Cable Properties Eight Limited Partnership were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 2 to the financial statements, in their report dated January 31, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 financial statements of Northland Cable Properties Eight Limited Partnership were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Partnership as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Northland Cable Properties Eight Limited Partnership other than with respect to such disclosures, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP

Seattle, Washington
January 31, 2003, except as to note 11, which is as of March 11, 2003

F.1

Report of Prior Independent Public Accountants

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

/s/ Arthur Andersen LLP

Seattle, Washington
January 31, 2002

This audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated January 31, 2002 rendered by Arthur Andersen LLP on our financial statements included in our Form 10-K filed on April 1, 2002, and has not been reissued by Arthur Andersen LLP since that date. We are including this copy of the January 31, 2002 Arthur Andersen LLP audit report pursuant to Rule 2-02 (e) of Regulation S-X under the Securities Act of 1933.

F.2

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Balance Sheets

December 31, 2002 and 2001

	2002	2001

Assets
Cash	$374,112	272,876
Accounts receivable	161,056	151,517
Due from affiliates	27,587	7,848
Prepaid expenses	29,332	56,107
Investment in cable television properties:
Property and equipment	13,879,446	13,380,617
Less accumulated depreciation	(8,837,511)	(7,657,591)

	5,041,935	5,723,026
Franchise agreements (net of accumulated amortization of $2,714,553)	3,895,073	3,895,073
Goodwill (net of accumulated amortization of $49,832)	108,577	108,577

Total investment in cable television properties	9,045,585	9,726,676
Loan fees (net of accumulated amortization of $58,142 and $50,840 in 2002 and 2001, respectively)	3,800	11,086

Total assets	$9,641,472	10,226,110

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$439,157	534,135
Due to General Partner and affiliates	34,990	39,168
Deposits	5,312	4,722
Subscriber prepayments	212,587	215,503
Term loan	8,213,663	8,828,957
Interest rate swap agreements	—	49,964

Total liabilities	8,905,709	9,672,449

Commitments and contingencies
Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(73,861)	(75,682)

	(72,861)	(74,682)

Limited partners:
Contributed capital, net (19,087 units)	8,120,820	8,120,820
Accumulated deficit	(7,312,196)	(7,492,477)

	808,624	628,343

Total liabilities and partners’ capital (deficit)	$9,641,472	10,226,110

See accompanying notes to financial statements.

F.3

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Revenue	$5,112,896	5,132,726	5,148,191

Expenses:
Operating (including $112,922, $112,843, and $71,438, net, paid to affiliates in 2002, 2001, and 2000, respectively), excluding depreciation and amortization expense recorded below	474,132	457,087	493,975
General and administrative (including $616,646, $623,671, and $644,859, paid to affiliates in 2002, 2001, and 2000, respectively)	1,317,136	1,265,497	1,248,737
Programming (including $100,902, $100,273, and $89,998, net, paid to affiliates in 2002, 2001, and 2000, respectively)	1,485,525	1,371,517	1,353,409
Depreciation and amortization expense	1,219,550	1,539,868	1,523,444

	4,496,343	4,633,969	4,619,565

Operating income	616,553	498,757	528,626
Other income (expense):
Interest expense	(446,052)	(688,204)	(828,204)
Interest income	2,235	11,004	11,247
Amortization of loan fees and other, net	(29,156)	(51,618)	(28,760)
(Loss) gain on disposal of assets	(11,442)	(39,944)	156,205
Unrealized gain (loss) on interest rate swap agreements	49,964	(49,964)	—

Net income (loss)	$182,102	(319,969)	(160,886)

Allocation of net income (loss):
General Partner	$1,821	(3,200)	(1,609)
Limited partners	180,281	(316,769)	(159,277)
Net income (loss) per limited partnership unit	10	(17)	(8)

See accompanying notes to financial statements.

F.4

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Deficit)

Years ended December 31, 2002, 2001, and 2000

	General	Limited
	Partner	partners	Total

Balance, December 31, 1999	$(69,873)	1,104,389	1,034,516
Net loss	(1,609)	(159,277)	(160,886)

Balance, December 31, 2000	(71,482)	945,112	873,630
Net loss	(3,200)	(316,769)	(319,969)

Balance, December 31, 2001	(74,682)	628,343	553,661
Net income	1,821	180,281	182,102

Balance, December 31, 2002	$(72,861)	808,624	735,763

See accompanying notes to financial statements.

F.5

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$182,102	(319,969)	(160,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,219,550	1,539,868	1,523,444
Amortization of loan fees	12,973	12,061	29,660
Loss (gain) on disposal of assets	11,442	39,944	(156,205)
Unrealized (gain) loss on interest rate swap agreements	(49,964)	49,964	—
Changes in certain assets and liabilities:
Accounts receivable	(9,539)	444	(40,620)
Due from affiliates	(19,739)	994	(6,397)
Prepaid expenses	26,775	15,182	409
Accounts payable and accrued expenses	(53,651)	97,890	(78,304)
Due to General Partner and affiliates	(4,178)	11,592	19,539
Deposits	590	400	(3,630)
Subscriber prepayments	(2,916)	10,682	(2,769)

Net cash provided by operating activities	1,313,445	1,459,052	1,124,241

Cash flows from investing activities:
Purchase of property and equipment	(591,228)	(932,821)	(601,348)
Proceeds from sale of property	—	8,000	342,854

Net cash used in investing activities	(591,228)	(924,821)	(258,494)

Cash flows from financing activities:
Proceeds from term loan	—	—	97,400
Principal payments on term loan	(615,294)	(864,071)	(676,554)
Loan fees	(5,687)	—	—

Net cash used in financing activities	(620,981)	(864,071)	(579,154)

Increase (decrease) in cash	101,236	(329,840)	286,593
Cash, beginning of year	272,876	602,716	316,123

Cash, end of year	$374,112	272,876	602,716

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$466,679	697,653	808,176

See accompanying notes to financial statements.

F.6

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(1)	Organization and Partners’ Interests

(a)	Formation and Business

Northland Cable Properties Eight Limited Partnership (the Partnership), a Washington limited partnership, was formed on September 21, 1988, and began operations on March 8, 1989. The Partnership was formed to acquire, develop and operate cable television systems. Currently, the Partnership owns systems serving the cities of La Conner, Washington and certain surrounding areas; Aliceville, Alabama and certain surrounding areas; and Swainsboro, Georgia and certain surrounding areas. The Partnership has 17 nonexclusive franchises to operate these cable systems for periods, which will expire at various dates through 2019, with one franchise extending to 2044.

Northland Communications Corporation (the General Partner or Northland) is the General Partner of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for other limited partnerships for which it is general partner.

The Partnership is subject to certain risks as a cable television operator. These include competition from alternative technologies (i.e., satellite), requirements to renew its franchises, availability of capital and term loan covenants.

(b)	Contributed Capital, Commissions, and Offering Costs

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

(2)	Summary of Significant Accounting Policies

(a)	Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated to the estimated fair market value of net tangible assets acquired and identifiable intangible assets, including franchise agreements. Any excess is allocated to goodwill.

(b)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are stated at net realizable value. Receivables are written-off when the Partnership deems specific customer invoices to be uncollectible.

(Continued)

F.7

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(c)	Property and Equipment

Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 51, Financial Reporting by Cable Television Companies, the Partnership also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations are charged to operating expense in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

At the time of retirements, sales or other dispositions of property, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in the statement of operations.

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20	years
Distribution plant	10	years
Other equipment and leasehold improvements	5-20	years

The Partnership recorded depreciation expense of $1,219,550, $1,142,842 and $1,101,279 in 2002, 2001 and 2000, respectively.

The Partnership periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives. The Partnership also reviews the carrying value of its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2002, there has been no indication of such impairment.

(d)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The amortization of existing goodwill ceased on December 31, 2001. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment at January 1, 2002 and again during the fourth quarter of 2002 and determined that the fair value of the

(Continued)

F.8

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

assets exceeded their carrying value. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances. The book value of the Partnership’s intangible assets is presented in the following table:

	December 31, 2002			December 31, 2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchise agreements	$6,609,626	(2,714,553)	3,895,073	6,609,626	(2,714,553)	3,895,073
Goodwill	158,409	(49,832)	108,577	158,409	(49,832)	108,577

	6,768,035	(2,764,385)	4,003,650	6,768,035	(2,764,385)	4,003,650
Definite-lived intangible assets:
Loan fees	61,942	(58,142)	3,800	61,926	(50,840)	11,086

	$6,829,977	(2,822,527)	4,007,450	6,829,961	(2,815,225)	4,014,736

As required by SFAS No. 142, the statement has not been retroactively applied to the results for the periods prior to adoption. A reconciliation of net loss for the years ended December 31, 2001 and 2000, as if amortization of goodwill and franchise agreements had not been recorded is presented below:

	2001	2000

Net loss:
Reported net loss	$(319,969)	(160,886)
Add back: amortization of franchise agreements	383,648	383,648
Add back: amortization of goodwill	3,960	3,960

Adjusted net income	$67,639	226,722

Net loss per limited partnership unit:
Reported net loss per limited partnership unit	$(17)	(8)
Add back: amortization of franchise agreements	20	20
Add back: amortization of goodwill	—	—

Adjusted net income per limited partnership unit	$3	12

(Continued)

F.9

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

As of December 31, 2002, intangible assets subject to amortization consist of loan fees, which are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life one year). The Partnership recorded amortization expense of $12,973, $409,087 and $451,825 in 2002, 2001 and 2000, respectively. Amortization of loan fees is expected to be $3,800 in 2003.

(e)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense and an associated liability for the amount of the loss, net of any amounts to be drawn from the fund. During 2001, and 2000, respectively, the Partnership was charged $1,749, and $7,185 by the fund. Management suspended contributions during 2001 based on its assessment that the current balance would be sufficient to meet potential claims. As of December 31, 2002, the fund (related to all Northland entities) had a balance of $562,420.

(f)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $230,430, $186,144, and $212,485 in 2002, 2001, and 2000, respectively.

(g)	Derivatives

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

(Continued)

F.10

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

Effective January 1, 2001 the Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, the Partnership records all derivative instruments on the balance sheet at fair value. Depending on the nature of the hedge, the changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets or liabilities through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place of December 31, 2001 expired during 2002, and the Partnership elected not to enter into any new agreements.

(h)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs were $128,084, $120,795 and $126,841 in 2002, 2001 and 2000, respectively.

(i)	Segment Information

The Partnership follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Partnership manages its business and makes operating decisions at the operating segment level. Following the operating segment aggregation criteria in SFAS No. 131, the Partnership reports business activities under a single reporting segment, telecommunications services. Additionally, all of its activities take place in the United States of America.

(j)	Concentration of Credit Risk

The Partnership is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Partnership to potential risk of loss in the event the institution becomes insolvent.

Financial instruments consist of cash, interest rate swap agreements and term loans. The fair value of cash approximates its carrying value. The fair value of interest rate swap agreements is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date and is equal to their carrying value. The fair value of the term loans approximates their carrying value because of their variable interest rate nature (note 7).

(k)	Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 143 – In September 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 will be effective for the Partnership beginning January 1, 2003. The Partnership has not yet estimated the impact of implementation on its financial position or results of operations.

(Continued)

F.11

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

Statement of Financial Accounting Standards No. 145 – In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be effective beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be effective for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Partnership’s financial statements.

Statement of Financial Accounting Standards No. 146 - In September 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the Partnership’s financial statements.

FASB Interpretation No. 45 – In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The interpretation establishes disclosure requirements for December 31, 2002 financial statements for companies that make certain types of guarantees. Beginning in 2003, the interpretation requires that companies record the fair value of certain types of guarantees as a liability in the financial statements. The Partnership has reviewed the interpretation and has concluded that its 2002 disclosures are adequate and does not expect the interpretation to have a material impact on the Partnership’s financial position or results of operations in 2003.

(l)	Estimates Used in Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)	Income Allocation

As defined in the limited partnership agreement, the General Partner is allocated 1% and the limited partners are allocated 99% of partnership net income, net losses, deductions and credits from operations until such time as the limited partners receive aggregate cash distributions equal to their aggregate capital contributions, plus the limited partners’ preferred return. Thereafter, the General Partner will be allocated 20% and the limited partners will be allocated 80% of partnership net income, net losses, deductions, and credits from operations. Cash distributions from operations will be allocated in accordance with the net income and net loss percentages then in effect. Prior to the General Partner receiving cash distributions from operations for any year, the limited partners must receive cash distributions in an amount equal to the

(Continued)

F.12

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

lesser of (i) 50% of the limited partners’ allocable share of net income for such year or (ii) the federal income tax payable on the limited partners’ allocable share of net income on the then highest marginal federal income tax rate applicable to such net income.

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by $1,435,180 in offering costs. As of December 31, 2002, the Partnership has repurchased $12,500 of limited partnership units (25 units at $500 per unit).

(4)	Transactions with the General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $255,645, $256,636, and $257,410 for 2002, 2001, and 2000, respectively, which are included as a component of general and administrative expenses in the accompanying statements of operations.

(b)	Reimbursements

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to the Partnership by the General Partner for these services were $287,458, $253,701, and $222,222 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership paid $228,962, $233,340, and $243,509, net of payment received, under the terms of these agreements during 2002, 2001, and 2000, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2002, 2001, and 2000, the Partnership paid $82,627, $93,110, and

(Continued)

F.13

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

$74,958 for these services. Of the 2002 amount, $24,222 was capitalized related to the build out and upgrade of cable systems.

In 1997, the Partnership began paying monthly program license fees to Northland Cable News, Inc. (NCN), an affiliate of the General Partner, for the rights to distribute programming developed and produced by NCN. Total license fees charged by NCN during 2000 were $8,196. As of January 1, 2001, NCN stopped providing these services to the Partnership.

(c)	Due from Affiliates

The receivable from affiliates consists of the following:

	December 31

	2002	2001

Reimbursable operating costs	$27,859	8,335
Other amounts due from affiliates, net	(272)	(487)

	$27,587	7,848

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31

	2002	2001

Management fees	$(5,995)	—
Reimbursable operating costs	35,691	19,527
Other amounts due to General Partner and affiliates, net	5,294	19,641

	$34,990	39,168

(5)	Property and Equipment

	December 31

	2002	2001

Land and buildings	$541,116	541,116
Distribution plant	12,655,334	12,038,373
Other equipment	672,649	591,644
Construction in progress	10,347	209,484

	$13,879,446	13,380,617

(Continued)

F.14

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

(6)	Accounts Payable and Accrued Expenses

	December 31

	2002	2001

Accounts payable	$5,945	136,398
Program license fees	156,894	186,628
Pole rental	123,481	56,455
Franchise fees	75,806	65,450
Property taxes	24,611	25,000
Interest	—	20,627
Other	52,420	43,577

	$439,157	534,135

(7)	Term Loan

In June 2002, the Partnership amended its term loan agreement. The amendment provided for an extension of maturity to December 31, 2003, revised the amount of quarterly principal payments to $200,000 per quarter commencing September 30, 2002, adjusted the margin over LIBOR paid to the lender to a maximum of 3% and revised certain financial covenants. In February 2003, the Partnership further amended the agreement to extend the maturity until June 30, 2004. Details of the term loan are as follows:

	December 31

	2002	2001

Term loan, amended and restated on February 7, 2003, collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; 4.44% as of December 31, 2002. Principal payments plus interest are due quarterly until maturity on June 30, 2004.	$7,970,139	8,570,139
Additional drawdown of the term loan issued under the Company’s February 7, 2003 amended restated term loan, for a new office in LaConner, Washington, collateralized by a first lien position on all present and future assets of the Partnership. Interest is fixed at 8.25% Fixed payments of principal plus interest are due monthly until maturity on December 31, 2004.	243,524	258,818

	$8,213,663	8,828,957

(Continued)

F.15

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

The Partnership intends to pursue a complete or partial asset sale during the remaining term of the amended credit agreement but no assurances can be given that such a transaction will occur. It is management’s opinion that the Partnership could renegotiate the terms of its term loan agreement prior to its maturity if asset sales sufficient to repay the outstanding bank debt are not completed by June 30, 2004.

Annual maturities of the term loan after December 31, 2002 are as follows:

2003	$816,624
2004	7,397,039

$8,213,663

Under the terms of the loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 4.75 to 1, a Cash Flow Coverage Ratio of no less than 1.00 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At December 31, 2002, the Partnership was in compliance with the terms of the loan agreement.

(8)	Income Taxes

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

There was no taxable income to the limited partners in any of the three years in the periods ended December 31, 2002. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under accounting principles generally accepted in the United States of America. Traditionally, there are no other significant differences between taxable income and net income reported in the statements of operations.

The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (Reallocated Limited Partner Losses). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

(Continued)

F.16

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

Under current federal income tax laws, a partner’s allocated share of tax losses from a partnership is allowed as a deduction on their individual income tax return only to the extent of the partner’s adjusted basis in their partnership interest at the end of the tax year. No losses will be allocated to limited partners with negative basis.

In addition, current tax law does not allow a taxpayer to use losses from a business activity in which they do not materially participate (a “passive activity”, e.g., a limited partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties and capital gains. However, such losses can be used to offset income from other passive activities. In addition, disallowed losses can be carried forward indefinitely to offset future income from passive activities. Disallowed losses can be used in full when the taxpayer recognizes gain or loss upon the disposition of their entire interest in the passive activity.

(9)	Commitments and Contingencies

(a)	Lease Arrangements

The Partnership leases certain tower sites, office facilities, and pole attachments under leases accounted for as operating leases. Rental expense, including month-to-month leases, was $133,555, $120,179, and $133,043 in 2002, 2001, and 2000, respectively. Minimum lease payments, excluding month-to-month leases, through the end of the lease terms are as follows:

2003	$15,400
2004	10,725
2005	3,300
2006	3,300
2007	3,300
Thereafter	26,700

$62,725

(b)	Effects of Regulation

The operation of a cable system is extensively regulated at the federal, local and, in some instances, state levels. The Cable Communication Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the 1996 Telecommunications Act (the 1996 Telecom Act, and, collectively, the Cable Act) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

Cable Rate Regulation – Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic

(Continued)

F.17

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates.

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

Electric Utility Entry into Telecommunications and Cable Television – The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

Must Carry and Retransmission Consent – The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast station electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

Access Channels – Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use.

Inside Wiring – In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a fee, where this fee is permissible.

(Continued)

F.18

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

State and Local Regulation – Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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

(10)	Cable System Disposals

Effective January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on classification and accounting for such assets when held for sale.

On October 28, 2002, the Partnership executed a purchase and sale agreement to sell the operating assets and franchise rights of its cable system serving the community of La Conner, Washington to an unaffiliated party.

The terms of the purchase and sale agreement included a sales price of $2,056 per subscriber, and required that approximately $262,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership one year from the closing of the transaction. On December 23, 2002, an amendment to the purchase and sale agreement was executed, decreasing the sales price to $2,000 per subscriber at closing. The adjustment to the purchase price affects only the holdback portion of the proceeds, reducing the amount to approximately $170,000. After adjusting for the amended holdback and transaction related costs, management estimates that the net proceeds to be received upon closing will be approximately $2,900,000, all of which will be used to pay down amounts outstanding under the Partnership’s term loan agreement.

(Continued)

F.19

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2002 and 2001

As of December 31, 2002, the transaction was subject to certain closing conditions, including the prospective buyer obtaining and providing evidence of financing sufficient to complete the transaction. As the sale of the assets was not probable, the assets associated with the transaction were considered to be held for use, as defined in SFAS No. 144, at December 31, 2002.

In January 2003, the prospective buyer provided the Partnership with the evidence of financing discussed above. The transaction is expected to close by the end of March 2003, and is subject to customary closing conditions.

As of December 31, 2002, the La Conner system served approximately 1,600 subscribers. The total assets and liabilities as of December 31, 2002 to be sold or assumed in association with this transaction are as follows:

Property and equipment, net of accumulated depreciation of $2,028,616	$1,238,536
Intangible assets, net of accumulated amortization of $716,725	682,581
Other assets	86,659

Total assets to be sold	$2,007,776

Total liabilities to be assumed	$75,095

Summary operating results for the operations to be sold for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Revenue	$976,536	1,026,323	1,038,090
Expenses:
Operating	(102,114)	(72,071)	(85,476)
General and administrative	(265,587)	(266,298)	(251,976)
Programming	(322,362)	(300,001)	(284,774)
Depreciation and amortization	(173,897)	(160,991)	(146,450)

Operating income	$112,576	226,962	269,414

(11)	Subsequent Event

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system serving the community of La Conner, Washington. The system was sold at a purchase price of approximately $3,200,000, which resulted in a gain. Net proceeds from the transaction were used to repay amounts outstanding under the term loan agreement.

F.20