Form 10-Q
period 2003-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2003-05-15
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2003

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number: 0-18307

Northland Cable Properties Eight Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington	91-1423516

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Suite 700, Seattle, Washington	98101

(Address of Principal Executive Offices)	(Zip Code)

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

Yes	[X]	No	[ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes	[ ]	No	[X]

This filing contains 15 pages. Exhibits index appears on page 12.

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2003	2002

ASSETS
Cash	$525,312	$302,472
Accounts receivable	46,629	145,039
Due from affiliates	37,082	27,587
Prepaid expenses	45,769	27,391
System sale receivable	203,159	—
Property and equipment, net of accumulated depreciation of $7,082,876 and $6,808,895, respectively	3,593,588	3,803,399
Franchise agreements, net of accumulated amortization of $2,047,659	3,321,069	3,321,069
Loan fees, net of accumulated amortization of $59,080 and $58,142, respectively	2,862	3,800
Assets from discontinued operations	—	2,010,715

Total assets	$7,775,470	$9,641,472

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$375,245	$336,206
Due to Managing General Partner and affiliates	85,241	34,990
Deposits	5,300	4,751
Subscriber prepayments	121,757	166,389
Term loan	5,057,696	8,213,663
Liabilities from discontinued operations	—	149,710

Total liabilities	5,645,239	8,905,709

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(59,916)	(73,861)

	(58,916)	(72,861)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(5,931,673)	(7,312,196)

	2,189,147	808,624

Total partners’ capital	2,130,231	735,763

Total liabilities and partners’ capital	$7,775,470	$9,641,472

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,

	2003	2002

Service revenues	$1,018,519	$1,040,593
Expenses:
Operating (including $16,673 and $21,039,to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	93,259	94,820
General and administrative (including $139,115 and $128,357 to affiliates in 2003 and 2002, respectively)	249,944	261,993
Programming (including $8,255 and $18,083 to affiliates in 2003 and 2002, respectively)	301,960	290,468
Depreciation and amortization	273,983	257,128

	919,146	904,409

Income from operations	99,373	136,184
Other income (expense):
Interest expense	(51,170)	(96,714)
Interest income and other, net	598	496
Unrealized gain on interest rate swap agreements	—	49,964
Loss on disposal of assets	—	(3,002)

	(50,572)	(49,256)

Income from continuing operations	$48,801	$86,928
Discontinued operations (Note 4) Income (loss) from operations of La Conner system, net (including gain on sale of system of $1,363,609 in 2003)	1,345,667	(24,890)

Net income	$1,394,468	$62,038

Allocation of net income:
General Partner	$13,945	$620

Limited Partners	$1,380,523	$61,418

Net income per limited partnership unit:
(19,087 units)	$72	$3

Net income per $1,000 investment	$144	$6

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,394,468	$62,038
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	304,928	299,359
Amortization of loan costs	937	3,015
(Gain) loss on sale of property	(1,363,609)	3,002
Unrealized gain on interest rate swap agreements	—	(49,964)
(Increase) decrease in operating assets:
Accounts receivable	98,410	37,146
Due from affiliates	(9,495)	(15,770)
Prepaid expenses	(16,437)	9,495
Increase (decrease) in operating liabilities Accounts payable and accrued expenses	(51,853)	(157,077)
Due to Managing General Partner and affiliates	41,012	(4,545)
Subscriber prepayments and converter deposits	(90,842)	23,265

Net cash provided by operating activities	307,519	209,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(64,373)	(90,851)
Proceeds from sale of system	3,064,021	—

Net cash provided by (used in) investing activities	2,999,648	(90,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(3,155,967)	(233,777)

Net cash used in financing activities	(3,155,967)	(233,777)

INCREASE (DECREASE) IN CASH	151,200	(114,664)
CASH, beginning of period	374,112	272,876

CASH, end of period	$525,312	$158,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$89,702	$160,620

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at March 31, 2003, its statements of operations for the three months ended March 31, 2003 and 2002, and its statements of cash flows for the three months ended March 31, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around La Conner, Washington. The accompanying financial statements have been restated to report the discontinued operations of the Partnership, effected for this sale.

Effective January 1, 2003, the Partnership adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with removal of equipment from poles and headend sites that are leased from third parties. Based on management's analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

(2) Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The book value of the Partnership’s intangible assets, effecting for the sale of the La Conner System described in note 4, is presented in the following table:

	March 31, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,368,728	$(2,047,659)	$3,321,069	5,368,728	(2,047,659)	3,321,069
Definite-lived intangible assets:
Loan fees	61,942	(59,080)	2,862	61,942	(58,142)	3,800

	$5,430,670	$(2,106,739)	$3,323,931	5,430,670	(2,105,801)	3,324,869

Amortization of loan fees is expected to be $3,150 for the year ended December 31, 2003.

(3) Term Loan

In February 2003, the Partnership amended its term loan agreement to extend its maturity to June 30, 2004. The agreement requires principal payments of $200,000 per quarter and the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 4.50 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of March 31, 2003, the Partnership was in compliance with the terms of its loan agreement.

As of the date of this filing, the balance under the credit facility is $5,057,696, and applicable interest rates are as follows: $5,007,696 at a LIBOR based interest rate of 4.31%, which expires May 30, 2003; $50,000 at a prime based rate of 5.25%. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

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

(4) System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System”). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000 of which the Partnership received approximately $3,000,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $170,000 is being held in escrow and will be released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. Historically, the Partnership has entered into similarly structured transactions, and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The transaction resulted in the recognition of a gain of $1,363,609, which is included in discontinued operations in the accompanying statements of operations.

The sale was made pursuant to an offer by Wave Division Networks, LLC, which was formalized in a Purchase and Sale Agreement dated October 28, 2002. Based on the offer made by Wave Division Networks, LLC, management determined that acceptance would be in the best economic interest of the Partnership, and that the sale was not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Partnership could have continued existing operations and met all obligations as they became due.

The assets and liabilities attributable to the La Conner System as of December 31, 2002 have been reported as assets and liabilities from discontinued operations in the accompanying balance sheets, and consist of the following:

As of
December 31, 2002

Cash	$71,640
Accounts receivable	16,017
Prepaid expenses	1,941
Property and equipment (net of accumulated depreciation of $2,028,616)	1,238,536
Franchise agreements (net of accumulated amortization of $716,725)	682,581

Total assets	$2,010,715

Accounts payable and accrued expenses	102,951
Deposits	561
Subscriber prepayments	46,198

Total liabilities	$149,710

In addition, the revenue, expenses and other items attributable to the operations of the La Conner System for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the La Conner System), and for the three months ended March 31, 2002 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	2003	2002

Service revenues	$185,282	242,256
Expenses:
Operating (including $12,568 and $6,861 to affiliates in 2003 and 2002, respectively)	14,239	24,836
General and administrative (including $20,277 from and $25,099 to affiliates in 2003 and 2002, respectively)	54,459	66,252
Programming (including $11,346 and $5,432 to affiliates in 2003 and 2002, respectively	66,420	81,202
Depreciation and amortization	30,945	42,231

	166,063	214,521

Income from operations	$19,219	$27,735
Other income (expense):
Interest expense	(37,161)	(52,625)
Gain on sale of system	1,363,609	—

Income (loss) from operations of La Conner System, net	$1,345,667	$(24,890)

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Partnership allocated interest expense based on the historical weighted average effective interest rate.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Three Months Ended March 31, 2003 and 2002

Revenues totaled $1,018,519 for the three months ended March 31, 2003, representing a decrease of approximately 2%. Of these revenues, $810,807 (80%) was derived from basic services, $73,235 (7%) from premium services, $35,176 (3%) from expanded basic services, $7,144 (1%) from digital services, $22,100 (2%) from advertising, $6,661 (1%) from service maintenance contracts, $24,025 (2%) from late fees and $39,371 (4%) from other sources.

Cable system operating expenses, which consist primarily of salary and benefit costs, totaled $93,259 for the three months ended March 31, 2003, remaining relatively constant with the same period in 2002.

General and administrative expenses totaled $249,944 for the three months ended March 31, 2003, representing a decrease of $12,049 or approximately 5% over the same period in 2002. This decrease is primarily attributable to decreases in revenue based fees such as management and franchise fees and other overhead costs.

Programming expenses totaled $301,960 for the three months ended March 31, 2003, representing an increase of $11,492 or approximately 4% over the same period in 2002. This increase is due primarily to higher costs charged by various program suppliers as well as costs incurred as the result of offering additional channels and digital programming in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended March 31, 2003 increased $16,855 or approximately 6% over the same period in 2002. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, and the launch of digital services, offset by certain assets becoming fully depreciated.

Interest expense for the three months ended March 31, 2003 decreased approximately 47% over the same period in 2002. The Partnership’s average bank debt outstanding decreased from $8,769,574 during the first quarter of 2002 to $7,423,652 during the same period in 2003, due primarily to the fact that the proceeds from the sale of the La Conner System were used to repay debt in March of 2003. The Partnership’s effective interest rate also decreased from 6.67% in the first quarter of 2002 to 4.71% in the first quarter of 2003.

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Partnership allocated interest expense based on the historical weighted average effective interest rate.

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

Net cash provided by operating activities totaled $307,519 for the three months ended March 31, 2003. Adjustments to the $1,394,468 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $1,363,609 related to the sale of the La Conner System, and decreases in operating liabilities of $101,683, offset by depreciation and amortization of $304,928.

Net cash provided by investing activities consisted of proceeds from the sale of the La Conner System of $3,064,021, offset by $64,373 in capital expenditures for the three months ended March 31, 2003.

Net cash used in financing activities for the three months ended March 31, 2003, consisted of $3,155,967 in principal payments on long-term debt, due primarily to the sale of the La Conner System.

Term Loan

In February 2003, the Partnership amended its term loan agreement to extend its maturity to June 30, 2004. The agreement requires principal payments of $200,000 per quarter and the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 4.50 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of March 31, 2003, the Partnership was in compliance with the terms of its loan agreement.

As of the date of this filing, the balance under the credit facility is $5,057,696, and applicable interest rates are as follows: $5,007,696 at a LIBOR based interest rate of 4.31%, which expires May 30, 2003; $50,000 at a prime based rate of 5.25%. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

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

System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System”). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000 of which the Partnership received approximately $3,000,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $170,000 will be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. Historically, the Partnership has entered into similarly structured transactions, and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement.

The sale was made pursuant to an offer by Wave Division Networks, LLC, which was formalized in a Purchase and Sale Agreement dated October 28, 2002. Based on the offer made by Wave Division Networks, LLC, management determined that acceptance would be in the best economic interest of the Partnership, and that the sale was not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Partnership could have continued existing operations and met all obligations as they became due.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations of the Partnership, after effecting for the sale of the La Conner System, and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

	2003	2004	2005	2006	2007	Total

Term loan	$800,000	$4,457,696	—	—	—	$5,257,696
Interest payments (current weighted average interest rate of 4.32%)	268,397	96,270	—	—	—	364,667
Minimum operating lease payments	15,400	10,725	3,300	3,300	3,300	36,025

Total contractual cash obligations (a)	$1,083,797	$4,564,691	$3,300	$3,300	$3,300	$5,658,388

(a)  These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

During the first three months of 2003, the Partnership incurred approximately $65,000 in capital expenditures, which included costs for the initial phase of a system upgrade to 450 MHz in the Aliceville, Alabama system. Planned expenditures for the remainder of 2003 will consist primarily of continuing the upgrade of the Aliceville, Alabama system to 450 MHz.

Recently Issued Accounting Standards

Effective January 1, 2003, the Partnership adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with removal of equipment from poles and headend sites that are leased from third parties. Based on management's analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practicable. As a result, upon adoption of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

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

Revenue Recognition - Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

Property and Equipment - Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

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

Intangible Assets - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $51,000.

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

     (b)  Reports on Form 8-K

               Form 8-K filed March 25, 2003 announcing the sale of the La Conner System

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

	BY:	Northland Communications Corporation, General Partner

Dated: May 15, 2003	BY:	/s/ RICHARD I. CLARK Richard I. Clark (Executive Vice President/Treasurer)

Dated: May 15, 2003	BY:	/s/ GARY S. JONES Gary S. Jones (President)

CERTIFICATIONS

I, Gary Jones certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northland Cable Properties Eight Limited Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: 5-15-03

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5-15-03

/s/	JOHN S. WHETZELL John S. Whetzell Chief Executive Officer