Form 10-Q
period 2003-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2003-08-13
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2003

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

Yes                    No                X

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2003	2002

ASSETS
Cash	$538,157	$302,472
Accounts receivable	112,790	145,039
Due from affiliates	4,488	27,587
Prepaid expenses	42,858	27,391
System sale receivable	181,969	—
Property and equipment, net of accumulated depreciation of $7,346,120 and $6,808,895, respectively	3,470,664	3,803,399
Franchise agreements, net of accumulated amortization of $2,047,659	3,321,069	3,321,069
Loan fees, net of accumulated amortization of $60,017 and $58,142, respectively	1,925	3,800
Assets of discontinued operations	—	2,010,715

Total assets	$7,673,920	$9,641,472

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$421,053	$336,206
Due to General Partner and affiliates	37,358	34,990
Deposits	5,900	4,751
Subscriber prepayments	185,893	166,389
Term loan	4,857,696	8,213,663
Liabilities of discontinued operations	—	149,710

Total liabilities	5,507,900	8,905,709

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(59,558)	(73,861)

	(58,558)	(72,861)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(5,896,242)	(7,312,196)

	2,224,578	808,624

Total partners’ capital	2,166,020	735,763

Total liabilities and partners’ capital	$7,673,920	$9,641,472

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,

	2003	2002

Service revenues	$2,038,294	$2,094,541
Expenses:
Operating (including $36,017 and $45,160, to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	187,139	185,984
General and administrative (including $221,179 and $250,516 to affiliates in 2003 and 2002, respectively)	526,678	526,281
Programming (including $18,399 and $26,712 to affiliates in 2003 and 2002, respectively)	587,053	583,840
Depreciation and amortization	537,227	517,246

	1,838,097	1,813,351

Income from operations	200,197	281,190
Other income (expense):
Interest expense	(109,900)	(158,095)
Interest income and other, net	1,033	575
Unrealized gain on interest rate swap agreements	—	49,964
Loss on disposal of assets	(6,740)	(3,002)

	(115,607)	(110,558)

Income from continuing operations	$84,590	$170,632
Discontinued operations (Note 4)
Income (loss) from operations of La Conner system, net (including gain on sale of system of $1,363,609 in 2003)	1,345,667	(27,592)

Net income	$1,430,257	$143,040

Allocation of net income:
General Partner	$14,303	$1,430

Limited Partners	$1,415,954	$141,610

Net income per limited partnership unit:
(19,087 units)	$74	$7

Net income per $1,000 investment	$148	$14

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,

	2003	2002

Service revenues	$1,019,775	$1,053,948
Expenses:
Operating (including $19,344 and $24,205 to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	93,880	91,164
General and administrative (including $122,618 and $120,212 to affiliates in 2003 and 2002, respectively)	276,734	264,288
Programming (including $10,144 and $8,628 to affiliates in 2003 and 2002, respectively)	285,093	293,372
Depreciation and amortization	263,244	260,118

	918,951	908,942

Income from operations	100,824	145,006
Other income (expense):
Interest expense	(58,729)	(61,381)
Interest income and other, net	434	79
Loss on disposal of assets	(6,739)	—

	(65,034)	(61,302)

Income from continuing operations	$35,790	$83,704
Discontinued operations (Note 4)
Loss from operations of La Conner system, net	—	(2,702)

Net income	$35,790	$81,002

Allocation of net income:
General Partner	$358	$810

Limited Partners	$35,432	$80,192

Net income per limited partnership unit:
(19,087 units)	$2	$4

Net income per $1,000 investment	$4	$8

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,430,257	$143,040
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	568,172	602,712
Amortization of loan costs	1,875	6,293
(Gain) loss on sale of assets	(1,356,869)	3,002
Unrealized gain on interest rate swap agreements	—	(49,964)
(Increase) decrease in operating assets:
Accounts receivable	53,439	(2,718)
Due from affiliates	23,075	(8,942)
Prepaid expenses	(13,526)	24,639
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(13,777)	(90,357)
Due to General Partner and affiliates	(5,856)	(11,361)
Subscriber prepayments and deposits	(26,106)	24,564

Net cash provided by operating activities	660,684	640,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(204,693)	(210,258)
Proceeds from sale of system	3,064,021	—

Net cash provided by (used in) investing activities	2,859,328	(210,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(3,355,967)	(237,575)
Loan Fees	—	(4,987)

Net cash used in financing activities	(3,355,967)	(242,562)

INCREASE IN CASH	164,045	188,088
CASH, beginning of period	374,112	272,876

CASH, end of period	$538,157	$460,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$145,186	$250,637

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at June 30, 2003, its statements of operations for the six and three months ended June 30, 2003 and 2002, and its statements of cash flows for the six months ended June 30, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

Effective January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practical. As a result, upon adoption, of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

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

	June 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,368,728	$(2,047,659)	$3,321,069	5,368,728	(2,047,659)	3,321,069
Definite-lived intangible assets:
Loan fees	61,942	(60,017)	1,925	61,942	(58,142)	3,800

	$5,430,670	$(2,107,676)	$3,322,994	5,430,670	(2,105,801)	3,324,869

Amortization of loan fees is expected to be $1,925 for the remainder of 2003.

(3) Term Loan

In February 2003, the Partnership amended its term loan agreement to extend its maturity to June 30, 2004. The agreement requires principal payments of $200,000 per quarter and the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 4.25 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of June 30, 2003, the Partnership was in compliance with the terms of its Partnership agreement.

As of the date of this filing, the balance under the credit facility is $4,857,696, bearing interest at a LIBOR based rate of 4.125%. This interest rate expires September 30, 2003, at which time a new rate will be established. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

In August 2003, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity of the existing credit agreement to December 31, 2007 and modify the principal repayment schedule to require quarterly principal payments of $200,000 per quarter with the balance due upon maturity. Based on these terms, the Partnership is required to make principal payments during the remainder of 2003 through maturity according to the following schedule:

Amended Principal
Payments

2003	$400,000
2004	800,000
2005	800,000
2006	800,000
2007	2,057,696

Total	$4,857,696

(4) System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System”). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000 of which the Partnership received approximately $3,000,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $200,000 is being held in escrow and will be released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. Historically, the Partnership has entered into similarly structured transactions, and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The transaction resulted in the recognition of a gain of $1,363,609, which is included in discontinued operations in the accompanying statements of operations.

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

The assets and liabilities attributable to the La Conner System as of December 31, 2002 have been reported as assets and liabilities from discontinued operations in the accompanying balance sheets, and consist of the following:

As of
December 31, 2002

Cash	$71,640
Accounts receivable	16,017
Prepaid expenses	1,941
Property and equipment (net of accumulated depreciation of $2,028,616)	1,238,536
Franchise agreements (net of accumulated amortization of $716,725)	682,581

Total assets	$2,010,715

Accounts payable and accrued expenses	102,951
Deposits and subscriber prepayments	46,759

Total liabilities	$149,710

In addition, the revenue, expenses and other items attributable to the operations of the La Conner System for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the La Conner System), and for the six and three months ended June 30, 2002 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the six months
	ended June 30,

	2003	2002

Service revenues	$185,282	$484,024
Expenses:
Operating (including $12,568 and $12,457 to affiliates in 2003 and 2002, respectively)	14,239	49,892
General and administrative (including $20,277 and $57,041 to affiliates in 2003 and 2002, respectively)	54,459	135,473
Programming (including $11,346 and $21,412 to affiliates in 2003 and 2002, respectively)	66,420	159,277
Depreciation and amortization	30,945	85,466

	166,063	430,108

Income from operations	19,219	53,916
Other income (expense):
Interest expense	(37,161)	(81,508)
Gain on sale of system	1,363,609	—

La Conner System, net	$1,345,667	$(27,592)

For the three months
ended June 30,
2002

Service revenues	$241,768
Expenses:
Operating (including $5,596 paid to affiliates)	25,055
General and administrative (including $31,942 paid to affiliates)	69,222
Programming (including $15,980 paid to affiliates)	78,075
Depreciation and amortization	43,235

215,587

Income from operations	26,181
Other income (expense):
Interest expense	(28,883)

Loss from operations of La Conner System, net	$(2,702)

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Six Months Ended June 30, 2003 and 2002

Revenues totaled $2,038,294 for the six months ended June 30, 2003, representing a decrease of approximately 3% over the same period in 2002. Of these revenues, $1,620,912 (80%) was derived from basic services, $144,050 (7%) from premium services, $72,088 (3%) from expanded basic services, $14,128 (1%) from digital services, $54,184 (3%) from advertising, $48,531 (2%) from late fees and $84,401 (4%) from other sources.

Cable system operating expenses, which consist primarily of salary and benefit costs, totaled $187,139 for the six months ended June 30, 2003, remaining relatively constant with the same period in 2002.

General and administrative expenses, which include revenue based expenses, such as management and franchise fees, and other overhead costs, totaled $526,678 for the six months ended June 30, 2003, remaining relatively constant with the same period in 2002.

Programming expenses, which primarily represent costs charged by various program suppliers, totaled $587,053 for the six months ended June 30, 2003, remaining relatively constant with the same period in 2002.

Depreciation and amortization expense for the six months ended June 30, 2003 increased $19,981 or approximately 4% over the same period in 2002. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense allocated to continuing operations for the six months ended June 30, 2003 decreased approximately 31% over the same period in 2002 due primarily to a decrease in the Partnership’s effective interest rate from 5.37% in the first half of 2002 to 4.55% in the first half of 2003 and required principal payments. In addition, the Partnership’s average bank debt outstanding decreased from $8,693,752 during the first half of 2002 to $6,381,100 during the same period in 2003, due primarily to the fact that the proceeds from the sale of the La Conner System were used to repay debt in March of 2003.

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Three Months Ended June 30, 2003 and 2002

Revenues totaled $1,019,775 for the three months ended June 30, 2003, representing a decrease of approximately 3% over the same period in 2002. Of these revenues, $810,105 (79%) was derived from basic services, $70,815 (7%) from premium services, $36,912 (4%) from expanded basic services, $6,984 (1%) from digital services, $32,084 (3%) from advertising, $24,506 (2%) from late fees and $38,369 (4%) from other sources.

Cable system operating expenses totaled $93,880 for the three months ended June 30, 2003, remaining relatively constant with the same period in 2002.

General and administrative expenses totaled $276,734 for the three months ended June 30, 2003, representing an increase of $12,446 or approximately 5% over the same period in 2002. This increase is primarily attributable to increases in marketing expenses, certain professional fees and other general overhead costs.

Programming expenses totaled $285,093 for the three months ended June 30, 2003, representing a decrease of $8,279 or approximately 3% over the same period in 2002. This is due primarily to a decrease in premium programming expenses, which is a result of lower average premium subscribers during the second quarter of 2003 compared to the same period in 2002.

Depreciation and amortization expense for the three months ended June 30, 2003 remained relatively constant with the same period in 2002.

Interest expense for the three months ended June 30, 2003 decreased approximately 4% over the same period in 2002 as a result of required principal payments that were made in 2002 and 2003, offset by an increase in the Partnership’s effective interest rate increased from 4.05% in the second quarter of 2002 to 4.63% in the second quarter of 2003. The Partnership’s average bank debt outstanding decreased from $8,592,656 during the second quarter of 2002 to $4,991,029 during the same period in 2003, due primarily to the fact that the proceeds from the sale of the La Conner System were used to repay debt in March of 2003.

In accordance with EITF 87-24, “Allocation of Interest Expense to Discontinued Operations,” the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided from operations. The Partnership generates cash through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations will be sufficient to cover future operating costs and planned capital expenditures over the next twelve-month period.

Net cash provided by operating activities totaled $660,684 for the six months ended June 30, 2003. Adjustments to the $1,430,257 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $1,356,869 related primarily to the sale of the La Conner System, and decreases in operating liabilities of $45,739, offset by decreases in operating assets of $62,988 and depreciation and amortization of $568,172.

Net cash provided by investing activities consisted of proceeds from the sale of the La Conner System of $3,064,021, offset by $204,693 in capital expenditures for the six months ended June 30, 2003.

Net cash used in financing activities for the six months ended June 30, 2003, consisted of $3,355,967 in principal payments on long-term debt, due primarily to the sale of the La Conner System.

Term Loan

In February 2003, the Partnership amended its term loan agreement to extend its maturity to June 30, 2004. The agreement requires principal payments of $200,000 per quarter and the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 4.25 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount annual capital expenditures of $1,200,000, among other restrictions. As of June 30, 2003, the Partnership was in compliance with the terms of its loan agreement.

As of the date of this filing, the balance under the credit facility is $4,857,696, bearing interest at a LIBOR based rate of 4.125%. This interest rate expires September 30, 2003, at which time a new rate will be established. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

In August 2003, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity of the existing credit agreement to December 31, 2007 and modify the principal repayment schedule to require quarterly principal payments of $200,000 per quarter with the balance due upon maturity. Based on these terms, the Partnership is required to make principal payments during the remainder of 2003 through maturity according to the following schedule:

Amended Principal
Payments

2003	$400,000
2004	800,000
2005	800,000
2006	800,000
2007	2,057,696

Total	$4,857,696

System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System”). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000 of which the Partnership received approximately $3,000,000 at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $200,000 will be held in escrow and released to the Partnership one year from the closing of the transaction, subject to general representations and warranties. Historically, the Partnership has entered into similarly structured transactions, and collected the amount held in escrow. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations of the Partnership, after effecting for the sale of the La Conner System and the amendment to the Partnership’s credit agreement, and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2003 and in future years:

	2003	2004	2005	2006	2007	Total

Term loan	$400,000	$800,000	$800,000	$800,000	$2,057,696	$4,857,696
Interest payments (current weighted average interest rate of 4.13%)	96,065	167,380	134,380	101,380	72,505	571,710
Minimum operating lease payments	7,700	10,725	3,300	3,300	3,300	28,325

Total contractual cash obligations (a)	$503,765	$978,105	$937,680	$904,680	$2,133,501	$5,457,731

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2003.

Capital Expenditures

During the first six months of 2003, the Partnership incurred approximately $205,000 in capital expenditures, which included costs for the initial phase of a system upgrade to 450 MHz in the Aliceville, Alabama system. Planned expenditures for the remainder of 2003 will consist primarily of continuing the upgrade of the Aliceville, Alabama system to 450 MHz.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 143 - Effective January 1, 2003, the Partnership adopted SFAS No. 143, “ Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, the Partnership has ARO associated with the removal of equipment from poles and headend sites that are leased from third parties. Based on management’s analyses, the Partnership has concluded that for the reasons mentioned below, it is not able to reasonably estimate the fair values of the ARO. First, to operate the cable television network, the Partnership will always need to have equipment deployed at these poles and headend sites. Additionally, the Partnership has not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, management believes that estimating any probability at this time is not practical. As a result, upon adoption, of SFAS No. 143 the Partnership did not record any ARO associated with the obligation to remove the equipment.

Statement of Financial Accounting Standards No. 149 – In April of 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities under SFAS No. 133. Adoption of SFAS No. 149 will not have a material impact on the Partnership’s financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $48,000.

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

ITEM 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the General Partner’s Chief Executive Officer and President (Principal Financial and Accounting Officer) have concluded that the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

     None

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003
10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003
31(a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 13, 2003 pursuant to section 302 of the Sarbanes-Oxley Act
31(b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 13, 2003 pursuant to section 302 of the Sarbanes-Oxley Act
32(a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 13, 2003 pursuant to section 906 of the Sarbanes-Oxley Act
32(b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 13, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

     (b)  Reports on Form 8-K

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

	SIGNATURES	CAPACITIES	DATE

/s/	RICHARD I. CLARK Richard I Clark	Executive Vice President, Treasurer and Assistant Secretary	8-13-03

/s/	GARY S. JONES Gary S. Jones	President	8-13-03