Form 10-Q
period 2003-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2003-11-14
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2003

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

Yes [   ]   No  [X]

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS - (UNAUDITED)

	September 30,	December 31,
	2003	2002

ASSETS
Cash	$533,086	$302,472
Accounts receivable	58,061	145,039
Due from affiliates	—	27,587
Prepaid expenses	46,273	27,391
System sale receivable	181,969	—
Property and equipment, net of accumulated depreciation of $7,544,235 and $6,808,895, respectively	3,282,441	3,803,399
Franchise agreements, net of accumulated amortization of $2,047,659	3,321,069	3,321,069
Loan fees, net of accumulated amortization of $62,329 and $58,142, respectively	23,901	3,800
Assets of discontinued operations	—	2,010,715

Total assets	$7,446,800	$9,641,472

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Accounts payable and accrued expenses	$424,884	$336,206
Due to General Partner and affiliates	43,701	34,990
Deposits	5,150	4,751
Subscriber prepayments	138,972	166,389
Term loan	4,657,696	8,213,663
Liabilities of discontinued operations	—	149,710

Total liabilities	5,270,403	8,905,709

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(59,455)	(73,861)

	(58,455)	(72,861)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(5,885,968)	(7,312,196)

	2,234,852	808,624

Total partners’ capital	2,176,397	735,763

Total liabilities and partners’ capital	$7,446,800	$9,641,472

The accompanying notes are an integral part of these balance sheets.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (UNAUDITED)

	For the nine months ended September 30,

	2003	2002

Service revenues	$3,049,038	$3,122,956
Expenses:
Operating (including $53,182 and $66,269, to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	278,939	285,424
General and administrative (including $333,321 and $368,906 to affiliates in 2003 and 2002, respectively)	800,034	791,758
Programming (including $27,762 and $35,839 to affiliates in 2003 and 2002, respectively)	885,427	875,395
Depreciation and amortization	805,341	779,196

	2,769,741	2,731,773

Income from operations	279,297	391,183
Other income (expense):
Interest expense	(164,170)	(181,379)
Interest income and other, net	1,967	1,829
Loss on disposal of assets	(22,127)	(3,002)

	(184,330)	(182,552)

Income from continuing operations	$94,967	$208,631
Discontinued operations (Note 4)
Income (loss) from operations of La Conner system, net (including gain on sale of system of $1,363,609 in 2003)	1,345,667	(34,948)

Net income	$1,440,634	$173,683

Allocation of net income:
General Partner	$14,406	$1,737

Limited Partners	$1,426,228	$171,946

Net income per limited partnership unit:
(19,087 units)	$75	$9

Net income per $1,000 investment	$150	$18

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS - (UNAUDITED)

	For the three months ended September 30,

	2003	2002

Service revenues	$1,010,742	$1,028,415
Expenses:
Operating (including $17,163 and $21,024 to affiliates in 2003 and 2002, respectively), excluding depreciation and amortization shown below	91,799	99,438
General and administrative (including $112,288 and $127,836 to affiliates in 2003 and 2002, respectively)	273,356	265,478
Programming (including $9,363 and $9,128 to affiliates in 2003 and 2002, respectively)	298,374	291,553
Depreciation and amortization	268,114	261,950

	931,643	918,419

Income from operations	79,099	109,996
Other income (expense):
Interest expense	(54,269)	(73,157)
Interest income and other, net	935	1,255
Loss on disposal of assets	(15,387)	—

	(68,721)	(71,902)

Income from continuing operations	$10,378	$38,094
Discontinued operations (Note 4)
Loss from operations of La Conner system, net	—	(7,451)

Net income	$10,378	$30,643

Allocation of net income:
General Partner	$104	$306

Limited Partners	$10,274	$30,337

Net income per limited partnership unit:
(19,087 units)	$1	$2

Net income per $1,000 investment	$2	$4

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS - (UNAUDITED)

	For the nine months ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,440,634	$173,683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	836,287	907,882
Amortization of loan costs	4,936	10,095
(Gain) loss on sale of assets	(1,341,482)	3,002
Unrealized gain on interest rate swap agreements	—	(49,964)
(Increase) decrease in operating assets:
Accounts receivable	108,168	18,326
Due from affiliates	27,563	(11,700)
Prepaid expenses	(22,743)	15,554
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(10,269)	(118,226)
Due to General Partner and affiliates	475	(8,891)
Subscriber prepayments and deposits	(73,777)	(22,829)

Net cash provided by operating activities	969,792	916,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(294,585)	(340,619)
Proceeds from sale of system	3,064,021	—

Net cash provided by (used in) investing activities	2,769,436	(340,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(3,555,967)	(411,394)
Loan Fees	(24,287)	(4,987)

Net cash used in financing activities	(3,580,254)	(416,381)

INCREASE IN CASH	158,974	159,932
CASH, beginning of period	374,112	272,876

CASH, end of period	$533,086	$432,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$196,395	$320,817

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a fair presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Partnership’s financial position at September 30, 2003, its statements of operations for the nine and three months ended September 30, 2003 and 2002, and its statements of cash flows for the nine months ended September 30, 2003 and 2002. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. This includes reclassification of unrealized gains and losses on interest rate swap agreements, which were previously classified in a separate financial statement caption within other income (expense), to the interest expense financial statement caption.

(2)  Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying. The book value of the Partnership’s intangible assets, effecting for the sale of the La Conner System described in note 4, is presented in the following table:

	September 30, 2003			December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,368,728	$(2,047,659)	$3,321,069	5,368,728	(2,047,659)	3,321,069
Definite-lived intangible assets:
Loan fees	86,230	(62,329)	23,901	61,942	(58,142)	3,800

	$5,454,958	$(2,109,988)	$3,344,970	5,430,670	(2,105,801)	3,324,869

     Amortization of loan fees for the remainder of 2003 through the remaining term of the related debt is expected to be as follows:

2003	$2,333
2004	5,392
2005	5,392
2006	5,392
2007	5,392

$23,901

(3) Term Loan

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

Amended Principal
Payments

2003	$200,000
2004	800,000
2005	800,000
2006	800,000
2007	2,057,696

Total	$4,657,696

The agreement also requires the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 4.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of September 30, 2003, the Partnership was in compliance with the terms of its amended credit agreement.

As of the date of this filing, the balance under the credit facility is $4,657,696, bearing interest at a LIBOR based rate of 4.1875%. This interest rate expires December 31, 2003, at which time a new rate will be established. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

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

In addition, the revenue, expenses and other items attributable to the operations of the La Conner System for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the La Conner System), and for the nine and three months ended September 30, 2002 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the nine months
	ended September 30,
	2003	2002

Service revenues	$185,282	$729,888
Expenses:
Operating (including $12,568 and $20,303 to affiliates in 2003 and 2002, respectively)	14,239	75,519
General and administrative (including $20,277 and $85,012 to affiliates in 2003 and 2002, respectively)	54,459	199,395
Programming (including $11,346 and $39,457 to affiliates in 2003 and 2002, respectively)	66,420	241,038
Depreciation and amortization	30,945	128,686

	166,063	644,638

Income from operations	19,219	85,250
Other income (expense):
Interest expense	(37,161)	(120,198)
Gain on sale of system	1,363,609	—

Income (loss) from operations of La Conner System, net	$1,345,667	$(34,948)

For the three months
ended September 30,
2002

Service revenues	$245,864
Expenses:
Operating (including $7,846 paid to affiliates)	25,628
General and administrative (including $27,971 paid to affiliates)	63,923
Programming (including $18,045 paid to affiliates)	81,763
Depreciation and amortization	43,220

214,534

Income from operations	31,330
Other income (expense):
Interest expense	(38,781)

Loss from operations of La Conner System, net	$(7,451)

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations – Nine Months Ended September 30, 2003 and 2002

Revenues totaled $3,049,038 for the nine months ended September 30, 2003, representing a decrease of approximately 2.4% over the same period in 2002. Of these revenues, $2,416,021 (79%) was derived from basic services, $211,591 (7%) from premium services, $111,237 (4%) from expanded basic services, $20,990 (1%) from digital services, $97,945 (3%) from advertising, $73,376 (2%) from late fees and $117,878 (4%) from other sources.

Cable system operating expenses, which consist primarily of salary and benefit costs, totaled $278,939 for the nine months ended September 30, 2003, representing a decrease of $6,485 or approximately 2.3% over the same period in 2002. Such decrease is primarily attributable to decreased system material and maintenance costs.

General and administrative expenses, which include revenue based expenses, such as management and franchise fees, and other overhead costs, totaled $800,034 for the nine months ended September 30, 2003, representing an increase of $8,276 or approximately 1.0% over the same period in 2002. Such increase is primarily attributable to increases in administrative costs and professional services.

Programming expenses, which primarily represent costs charged by various program suppliers, totaled $885,427 for the nine months ended September 30, 2003, representing an increase of $10,032 or approximately 1.1% over the same period in 2002. Such increase is primarily attributable to higher costs charged by various program suppliers and additional costs that were incurred as a result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the nine months ended September 30, 2003 increased $26,145 or approximately 3.4% over the same period in 2002. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense allocated to continuing operations decreased approximately $17,209, or 9.5% from $181,379 to $164,170 for the nine months ended September 30, 2003. This decrease in interest expense is primarily attributable to a $49,964 gain recognized on the Partnership’s interest rate swap agreements in 2002, offset by a $65,465 reduction in interest expense due to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2003 as compared to 2002.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

The Partnership has elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during the first quarter of 2002, and the Partnership has elected not to enter into any new agreements.

Results of Continuing Operations - Three Months Ended September 30, 2003 and 2002

Revenues totaled $1,010,742 for the three months ended September 30, 2003, representing a decrease of approximately 1.7% over the same period in 2002. Of these revenues, $795,109 (79%) was derived from basic services, $67,541 (7%) from premium services, $39,149 (4%) from expanded basic services, $6,862 (1%) from digital services, $43,761 (4%) from advertising, $24,845 (2%) from late fees and $33,475 (3%) from other sources.

Cable system operating expenses totaled $91,799 for the three months ended September 30, 2003, representing a decrease of $7,639 or approximately 7.7% over the same period in 2002. Such decrease is primarily attributable to decreased system material and maintenance costs.

General and administrative expenses totaled $273,356 for the three months ended September 30, 2003, representing an increase of $7,878 or approximately 3.0% over the same period in 2002. This increase is primarily attributable to increases in marketing expenses, utility and insurance costs and other general overhead costs.

Programming expenses totaled $298,374 for the three months ended September 30, 2003, representing an increase of $6,821 or approximately 2.3% over the same period in 2002. Such increase is primarily attributable to higher costs charged by various program suppliers and additional costs that were incurred as a result of offering additional channels in some of the Partnership’s systems.

Depreciation and amortization expense for the three months ended September 30, 2003 increased $6,163 or approximately 2.3% over the same period in 2002. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense allocated to continuing operations decreased $18,888, or 25.8% from $73,157 to $54,269 for the three months ended September 30, 2003. This decrease in interest expense is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2003 as compared to 2002.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

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

Net cash provided by operating activities totaled $969,792 for the nine months ended September 30, 2003. Adjustments to the $1,440,634 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain of $1,341,482 related primarily to the sale of the La Conner System, and decreases in operating liabilities of $83,571, offset by decreases in operating assets of $112,988 and depreciation and amortization of $836,287.

Net cash provided by investing activities consisted of proceeds from the sale of the La Conner System of $3,064,021, offset by $294,585 in capital expenditures for the nine months ended September 30, 2003.

Net cash used in financing activities for the nine months ended September 30, 2003, consisted of $3,555,967 in principal payments on long-term debt, due primarily to the sale of the La Conner System, and loan fee payments of $24,287.

Term Loan

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

Amended Principal
Payments

2003	$200,000
2004	800,000
2005	800,000
2006	800,000
2007	2,057,696

Total	$4,657,696

The agreement also requires the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 4.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of September 30, 2003, the Partnership was in compliance with the terms of its amended credit agreement.

As of the date of this filing, the balance under the credit facility is $4,657,696, bearing interest at a LIBOR based rate of 4.1875%. This interest rate expires December 31, 2003, at which time a new rate will be established. The above rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

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

	2003	2004	2005	2006	2007	Total

Term loan	$200,000	$800,000	$800,000	$800,000	$2,057,696	$4,657,696
Interest payments (current weighted average interest rate of 4.19%)	47,713	169,916	136,416	102,916	73,604	530,565
Minimum operating lease payments	3,850	10,725	3,300	3,300	3,300	24,475

Total contractual cash obligations (a)	$251,563	$980,641	$939,716	$906,216	$2,134,600	$5,212,736

(a)  These contractual obligations do not include accounts payable and accrued liabilities.

Capital Expenditures

During the first nine months of 2003, the Partnership incurred approximately $295,000 in capital expenditures, which included costs for the initial phases of a system upgrade to 450 MHz in the Aliceville, Alabama system. Planned expenditures for the remainder of 2003 will consist primarily of continuing the upgrade of the Aliceville, Alabama system to 450 MHz.

Solicitation of Interest From Potential Buyers

Northland Communications Corporation (NCC), as general partner of the Partnership, has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September of this year, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In response to that solicitation, several qualified purchasers have expressed various degrees of interest in purchasing one or more of the cable systems owned by the Partnership. NCC is working to further clarify the level of interest of each interested party, with a goal of determining which of those parties is sufficiently committed to a possible purchase of the systems. NCC will offer such parties a due diligence review period, which will take place between November of 2003 and January of 2004, and anticipates that formal bids will be solicited and received once this process is complete in February of 2004. Any bids received will then be evaluated.

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

Statement of Financial Accounting Standards No. 149 – In April of 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and other hedging activities under SFAS No. 133. The adoption of SFAS No. 149 will not have a material impact on the Partnership’s financial statements.

Statement of Financial Accounting Standards No. 150 - In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously many of those financial instruments were classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the Statement did not have a material impact on the Partnership’s operating results or financial position.

Critical Accounting Policies

This discussion and analysis of financial condition and results of operations is based on the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies, which have been chosen among alternatives, require a more significant amount of management judgment than other accounting policies the Partnership employs.

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

Intangible Assets - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $47,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-14-03
Assistant Secretary
Richard I. Clark

/s/ GARY S. JONES	President	11-14-03

Gary S. Jones