Form 10-Q
period 2004-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2004-05-17
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 0-18307

Northland Cable Properties Eight Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington (State of Organization)	91-1423516 (I.R.S. Employer Identification No.)

101 Stewart Street, Suite 700, Seattle, Washington (Address of Principal Executive Offices)	98101 (Zip Code)

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

Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2004	2003
ASSETS
Cash	$538,436	$493,469
Accounts receivable	47,693	83,889
Due from affiliates	8,191	—
Prepaid expenses	45,420	36,799
System sale receivable	—	194,871
Property and equipment, net of accumulated depreciation of $8,087,221 and $7,813,462 respectively	3,194,543	3,258,932
Franchise agreements, net of accumulated amortization of $2,047,659	3,321,069	3,321,069
Loan fees, net of accumulated amortization of $66,067 and $64,641, respectively	20,163	21,589

Total assets	$7,175,515	$7,410,618

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$315,924	$381,152
Due to General Partner and affiliates	65,245	78,703
Deposits	4,900	5,000
Subscriber prepayments	183,065	166,381
Term loan	4,257,696	4,457,696

Total liabilities	4,826,830	5,088,932

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(57,732)	(58,002)

	(56,732)	(57,002)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(5,715,403)	(5,742,132)

	2,405,417	2,378,688

Total partners’ capital (deficit)	2,348,685	2,321,686

Total liabilities and partners’ capital (deficit)	$7,175,515	$7,410,618

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2004	2003
Service revenues	$1,019,662	$1,018,519
Expenses:
Operating (including $17,715 and $16,673 to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	104,612	106,857
General and administrative (including $116,826 and $139,115 to affiliates in 2004 and 2003, respectively)	266,293	230,992
Programming (including $7,530 and $8,255 to affiliates in 2004 and 2003, respectively)	310,668	307,314
Depreciation and amortization	273,759	273,983

	955,332	919,146

Income from operations	64,330	99,373
Other income (expense):
Interest expense and amortization of loan fees	(37,353)	(51,170)
Interest income and other, net	22	598

	(37,331)	(50,572)

Income from continuing operations	$26,999	$48,801
Discontinued operations (Note 4)
Income from operations of La Conner system, net (including gain on sale of system of $1,363,609 in 2003)	—	1,345,667

Net income	$26,999	$1,394,468

Allocation of net income:
General Partner	$270	$13,945

Limited Partners	$26,729	$1,380,523

Net income from continuing operations per limited partnership unit (19,087 units)	$1	$3

Net income from discontinued operations per limited partnership unit (19,087 units)	$—	$71

Net income per limited partnership unit:
(19,087 units)	$1	$74

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,999	$1,394,468
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	273,759	304,928
Amortization of loan fees	1,426	937
Gain on sale of assets	—	(1,363,609)
(Increase) decrease in operating assets:
Accounts receivable	36,196	98,410
Due from affiliates	(8,191)	(9,495)
Prepaid expenses	(8,621)	(16,437)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(65,228)	(51,853)
Due to General Partner and affiliates	(13,458)	41,012
Subscriber prepayments and deposits	16,584	(90,842)

Net cash provided by operating activities	259,466	307,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(209,370)	(64,373)
Proceeds from sale of system	194,871	3,064,021

Net cash (used in) provided by investing activities	(14,499)	2,999,648

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(200,000)	(3,155,967)

Net cash used in financing activities	(200,000)	(3,155,967)

INCREASE IN CASH	44,967	151,200
CASH, beginning of period	493,469	374,112

CASH, end of period	$538,436	$525,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$35,917	$89,702

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2004, its statements of operations for the three months ended March 31, 2004 and 2003, and its statements of cash flows for the three months ended March 31, 2004 and 2003. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around La Conner, Washington, which served approximately 1,600 subscribers. This filing and the accompanying financial statements present the results of operations and sale of the La Conner system as discontinued operations.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2004 (9 months)	4,200
2005	5,500
2006	5,500
2007	5,000

$20,200

(3) Term Loan

In August 2003, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity of the existing credit agreement to December 31, 2007 and modify the principal repayment schedule to require quarterly principal payments of $200,000 per quarter with the balance due upon maturity. Based on these terms, the Partnership is required to make principal payments during the remainder of 2004 through maturity according to the following schedule:

Amended Principal
Payments
2004 (9 months)	600,000
2005	800,000
2006	800,000
2007	2,057,696

Total	$4,257,696

In April of 2004, the escrow proceeds related to the sale of the La Conner system, which were released to the partnership in March of 2004, were used to repay amounts outstanding under the Partnership’s term loan agreement. This prepayment effectively reduced the amounts due in 2007 to $1,887,718 and the total amount due under the term loan agreement to $4,087,718.

The agreement also requires the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of March 31, 2004, the Partnership was in compliance with the terms of its amended credit agreement.

As of the date of this filing, the balance under the credit facility is $4,087,718, bearing interest at a LIBOR based rate of 3.125%. This interest rate expires June 30, 2004, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

(4) System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System”). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000, of which the Partnership received approximately $3,000,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $200,000 was held in escrow and released to the Partnership in March of 2004. These proceeds were also used to pay down amounts outstanding under the Partnership’s term loan agreement in April of 2004.

The revenue, expenses and other items attributable to the operations of the La Conner system for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the La Conner system) have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the three months
ended March 31,
2003
Service revenues	$185,282
Expenses (income):
Operating (including $12,568 paid to affiliates)	18,221
General and administrative (including $20,277 paid to affiliates)	49,685
Programming (including $11,346 paid to affiliates)	67,212
Depreciation and amortization	30,945
Gain on sale of system	(1,363,609)

(1,197,546)

Income from operations	1,382,828
Other expense:
Interest expense	(37,161)

Income from operations of La Conner System, net	$1,345,667

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

Results of Continuing Operations — Three Months Ended March 31, 2004 and 2003

Revenues attributable to continuing operations totaled $1,019,662 for the three months ended March 31, 2004, representing a slight increase over the same period in 2003. Of these revenues, $809,775 (79%) was derived from basic services, $61,361 (6%) from premium services, $54,256 (5%) from expanded basic services, $6,375 (1%) from digital services, $22,401 (3%) from advertising, $26,131 (3%) from late fees and $39,363 (3%) from other sources. Such increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased penetration of the Partnership’s expanded basic service, offset by decreased premium and advertising revenue.

Cable system operating expenses attributable to continuing operations totaled $104,612 for the three months ended March 31, 2004, representing a decrease of $2,245 or approximately 2.0% over the same period in 2003. Such decrease is primarily attributable to decreased operating salaries.

General and administrative expenses attributable to continuing operations totaled $266,293 for the three months ended March 31, 2004, representing an increase of $35,301 or approximately 15.3% over the same period in 2003. This increase is primarily attributable to increases in marketing expenses, audit fees and other general overhead costs.

Programming expenses attributable to continuing operations totaled $310,668 for the three months ended March 31, 2004, representing an increase of $3,354 or approximately 1.1% over the same period in 2003. Such increase is primarily attributable to higher costs charged by various program suppliers offset by decreased advertising costs.

Depreciation and amortization expense attributable to continuing operations for the three months ended March 31, 2004 remained relatively constant with the same period in 2003.

Interest expense and amortization of loan fees allocated to continuing operations decreased $13,817, or 27.0% from $51,170 to $37,353 for the three months ended March 31, 2004. This decrease is primarily attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, debt service, planned capital expenditures and working capital needs over the next twelve-month period.

Net cash provided by operating activities totaled $259,466 for the three months ended March 31, 2004. Adjustments to the $26,999 net income for the period to reconcile to net cash provided by operating activities consisted primarily of decreases in operating liabilities of $62,102, offset by decreases in operating assets of $19,384 and depreciation and amortization of $273,759.

Net cash used in investing activities consisted of proceeds from the sale of the La Conner System of $194,871, offset by $209,370 in capital expenditures for the three months ended March 31, 2004.

Net cash used in financing activities for the three months ended March 31, 2004, consisted of $200,000 in principal payments on long-term debt.

Term Loan

In August 2003, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity of the existing credit agreement to December 31, 2007 and modify the principal repayment schedule to require quarterly principal payments of $200,000 per quarter with the balance due upon maturity. Based on these terms, the Partnership is required to make principal payments during the remainder of 2004 through maturity according to the following schedule:

Amended Principal
Payments
2004 (9 months)	600,000
2005	800,000
2006	800,000
2007	2,057,696

Total	$4,257,696

In April of 2004, the escrow proceeds related to the sale of the La Conner system, which were released to the partnership in March of 2004, were used to repay amounts outstanding under the Partnership’s term loan agreement. This prepayment effectively reduced the amounts due in 2007 to $1,887,718 and the total amount due under the term loan agreement to $4,087,718.

The agreement also requires the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of March 31, 2004, the Partnership was in compliance with the terms of its amended credit agreement.

As of the date of this filing, the balance under the credit facility is $4,087,718, bearing interest at a LIBOR based rate of 3.125%. This interest rate expires June 30, 2004, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System”). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000, of which the Partnership received approximately $3,000,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $200,000 was held in escrow and released to the Partnership in March of 2004. These proceeds were also used to pay down amounts outstanding under the Partnership’s term loan agreement in April of 2004.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities related to the Refinanced Credit Facility and (ii) required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2004, and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2004 and in future years:

		Payments Due By Period
		Less than	1 — 3	3 — 5	More than
	Total	1 year	years	years	5 years
Notes payable	$4,257,696	$800,000	$3,457,696	$—	$—
Minimum operating lease payments	48,750	11,025	11,025	26,700	—

Total	$4,306,446	$811,025	$3,468,721	$26,700	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

Capital Expenditures

During the first quarter of 2004, the Partnership incurred approximately $209,000 in capital expenditures. These expenditures included the initial phase of a two-way plant upgrade which allowed high-speed Internet services to be launched in the Swainsboro, GA system and the ongoing system upgrade to 450MHz in the Aliceville, Alabama system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.

The Company plans to invest approximately $375,000 in capital expenditures during the remainder of 2004. Planned expenditures include the continuation of a system upgrade to 450 MHz in the Aliceville, AL system, including construction of two-way plant to allow for the launch of high-speed Internet services, and the continued deployment of new high-speed Internet services in the Swainsboro, GA system.

Solicitation of Interest From Potential Purchasers

The Managing General Partner has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September 2003, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In response to that solicitation, several qualified purchasers have expressed various degrees of interest in purchasing one or more of the cable systems owned by the Partnership. The General Partner is working to further clarify the level of interest of each interested party, with a goal of determining which of those parties is sufficiently committed to a possible purchase of the systems. The General Partner has offered such parties a due diligence review period, which concluded in April of 2004, and anticipates that formal bids will be solicited and received once this process is complete in May of 2004. Any bids received will then be evaluated.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $43,000.

Cautionary statement for purposes of the “Safe Harbor” provisions of the Private Litigation Reform Act of 1995: Statements contained or incorporated by reference in this document that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Reform Act of 1995. Forward-looking statements may be identified by use of forward-looking terminology such as “believe”, “intends”, “may”, “will”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms, variations of those terms or the negative of those terms.

ITEM 4. Controls and Procedures

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and President (Principal Financial and Accounting Officer) of the Managing General Partner have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There has been no change in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Form 8-K filed on January 26,2004 updating the current status of the General Partner’s efforts to solicit interest from potential buyers.

Form 8-K filed March 5, 2004 to make financial statements public information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/RICHARD I. CLARK	Executive Vice President, Treasurer and	5-17-04
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	5-17-04

Gary S. Jones