Form 10-Q
period 2004-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2004-08-16
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2004

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

Yes ☐      No ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Cash	$204,811	$493,469
Accounts receivable	59,114	83,889
Due from affiliates	5,412	—
Prepaid expenses	46,810	36,799
System sale receivable	—	194,871
Property and equipment, net of accumulated depreciation of $8,365,759 and $7,813,462, respectively	3,109,507	3,258,932
Franchise agreements, net of accumulated amortization of $2,047,659	3,321,069	3,321,069
Loan fees, net of accumulated amortization of $67,441 and $64,641, respectively	18,788	21,589

Total assets	$6,765,511	$7,410,618

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$299,544	$381,152
Due to General Partner and affiliates	49,266	78,703
Deposits	5,300	5,000
Subscriber prepayments	138,172	166,381
Term loan	3,887,718	4,457,696

Total liabilities	4,380,000	5,088,932

Partners’ capital:
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(57,364)	(58,002)

	(56,364)	(57,002)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(5,678,945)	(5,742,132)

	2,441,875	2,378,688

Total partners’ capital	2,385,511	2,321,686

Total liabilities and partners’ capital	$6,765,511	$7,410,618

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2004	2003
Service revenues	$2,047,806	$2,038,294
Expenses:
Operating (including $40,145 and $36,017, to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	200,368	214,761
General and administrative (including $240,865 and $261,733 to affiliates in 2004 and 2003, respectively)	533,743	488,925
Programming (including $15,975 and $18,399 to affiliates in 2004 and 2003, respectively)	625,253	597,184
Depreciation and amortization	552,296	537,227
Loss on disposal of assets	1,453	6,740

	1,913,113	1,844,837

Income from operations	134,693	193,457
Other income (expense):
Interest expense	(71,018)	(109,900)
Interest income and other, net	150	1,033

	(70,868)	(108,867)

Income from continuing operations	$63,825	$84,590
Discontinued operations (Note 4)
Income from operations of La Conner system, net (including gain on sale of system of $1,363,609 in 2003)	—	1,345,667

Net income	$63,825	$1,430,257

Allocation of net income:
General Partner	$638	$14,303

Limited Partners	$63,187	$1,415,954

Net income from continuing operations per limited partnership unit (19,087 units)	$3	$5

Net income from discontinued operations per limited partnership unit (19,087 units)	$—	$71

Net income per limited partnership unit (19,087 units)	$3	$76

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2004	2003
Service revenues	$1,028,144	$1,019,775
Expenses:
Operating (including $22,430 and $19,344, to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	95,756	107,904
General and administrative (including $124,039 and $122,618 to affiliates in 2004 and 2003, respectively)	267,450	257,933
Programming (including $8,445 and $10,144 to affiliates in 2004 and 2003, respectively)	314,585	289,870
Depreciation and amortization	278,537	263,244
Loss on disposal of assets	1,453	6,739

	957,781	925,690

Income from operations	70,363	94,085
Other income (expense):
Interest expense	(33,665)	(58,729)
Interest income and other, net	128	434

	(33,537)	(58,295)

Net income	$36,826	$35,790

Allocation of net income:
General Partner	$368	$358

Limited Partners	$36,458	$35,432

Net income per limited partnership unit (19,087 units)	$2	$2

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,825	$1,430,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	552,296	568,172
Amortization of loan fees	2,800	1,875
Loss (gain) on disposal of assets	1,453	(1,356,869)
(Increase) decrease in operating assets:
Accounts receivable	24,775	53,439
Due from affiliates	(5,412)	23,075
Prepaid expenses	(10,011)	(13,526)
Decrease in operating liabilities
Accounts payable and accrued expenses	(83,059)	(13,777)
Due to General Partner and affiliates	(29,437)	(5,856)
Subscriber prepayments and deposits	(27,909)	(26,106)

Net cash provided by operating activities	489,321	660,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(402,872)	(204,693)
Proceeds from sale of system	194,871	3,064,021

Net cash (used in) provided by investing activities	(208,001)	2,859,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(569,978)	(3,355,967)

Net cash used in financing activities	(569,978)	(3,355,967)

(DECREASE) INCREASE IN CASH	(288,658)	164,045
CASH, beginning of period	493,469	374,112

CASH, end of period	$204,811	$538,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$68,207	$145,186

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are prepared in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2004, its statements of operations for the three and six months ended June 30, 2004 and 2003, and its statements of cash flows for the six months ended June 30, 2004 and 2003. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

(2) Intangible Assets

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchise agreements meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2004 (6 months)	$2,800
2005	5,500
2006	5,500
2007	5,000

$18,800

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

Amended Principal
Payments
2004 (6 months)	$400,000
2005	800,000
2006	800,000
2007	1,887,718

Total	$3,887,718

In April of 2004, the escrow proceeds related to the sale of the La Conner system, which were released to the partnership in March of 2004, were used to repay amounts outstanding under the Partnership’s term loan agreement. This prepayment effectively reduced the amounts due in 2007 to $1,887,718.

The agreement also requires the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of June 30, 2004, the Partnership was in compliance with these terms of its amended credit agreement.

As of June 30, 2004, the balance under the credit facility is $3,887,718, bearing interest at a LIBOR based rate of 3.375%. This interest rate expires during the third quarter of 2004, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

(4) System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System”). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000, of which the Partnership received approximately $3,000,000 at closing. Substantially all of the net proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $200,000 was held in escrow and released to the Partnership in March of 2004. Substantially all of these proceeds were also used to pay down amounts outstanding under the Partnership’s term loan agreement in April of 2004.

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

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations — Six Months Ended June 30, 2004 and 2003

Revenues attributable to continuing operations totaled $2,047,806 for the six months ended June 30, 2004, representing a slight increase over the same period in 2003. Of these revenues, $1,618,922 (79%) was derived from basic services, $115,627 (6%) from premium services, $114,223 (6%) from expanded basic services, $12,676 (1%) from digital services, $14,616 (1%) from high-speed Internet services, $43,068 (2%) from advertising, $53,861 (2%) from late fees and $74,813 (3%) from other sources. Such increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased penetration of the Partnership’s expanded basic and high-speed Internet services, offset by decreased basic and premium subscribers and decreased advertising revenue.

Cable system operating expenses attributable to continuing operations totaled $200,368 for the six months ended June 30, 2004, representing a decrease of $14,393 or approximately 7% from the same period in 2003. Such decrease is primarily attributable to decreased operating salaries.

General and administrative expenses attributable to continuing operations totaled $533,743 for the six months ended June 30, 2004, representing an increase of $44,818 or approximately 9% over the same period in 2003. This increase is primarily attributable to increases in marketing expenses, audit fees and other general overhead costs.

Programming expenses attributable to continuing operations totaled $625,253 for the six months ended June 30, 2004, representing an increase of $28,069 or approximately 5% over the same period in 2003. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.

Depreciation and amortization expense attributable to continuing operations for the six months ended June 30, 2004 increased $15,069, or approximately 3% over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees allocated to continuing operations decreased $38,882, or 35% from $109,900 to $71,018 for the six months ended June 30, 2004. This decrease is primarily attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

Results of Continuing Operations — Three Months Ended June 30, 2004 and 2003

Revenues attributable to continuing operations totaled $1,028,144 for the three months ended June 30, 2004, representing a slight increase over the same period in 2003. Of these revenues, $809,147 (79%) was derived from basic services, $56,498 (5%) from premium services, $59,967 (6%) from expanded basic services, $6,301 (1%) from digital services, $13,319 (1%) from high-speed Internet services, $20,667 (2%) from advertising, $27,730 (3%) from late fees and $34,515 (3%) from other sources. Such increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased penetration of the Partnership’s expanded basic and high-speed Internet services, offset by decreased basic and premium subscribers and decreased advertising revenue.

Cable system operating expenses attributable to continuing operations totaled $95,756 for the three months ended June 30, 2004, representing a decrease of $12,148 or approximately 11% from the same period in 2003. Such decrease is primarily attributable to decreased operating salaries.

General and administrative expenses attributable to continuing operations totaled $267,450 for the three months ended June 30, 2004, representing an increase of $9,517 or approximately 4% over the same period in 2003. This increase is primarily attributable to increases in marketing expenses and other general overhead costs, offset by decreased bad debt expense.

Programming expenses attributable to continuing operations totaled $314,585 for the three months ended June 30, 2004, representing an increase of $24,715 or approximately 9% over the same period in 2003. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.

Depreciation and amortization expense attributable to continuing operations for the three months ended June 30, 2004 increased $15,293, or approximately 6% over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees allocated to continuing operations decreased $25,064, or approximately 43% from $58,729 to $33,665 for the three months ended June 30, 2004. This decrease is primarily attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and Internet services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, debt service, planned capital expenditures and working capital needs over the next twelve-month period.

Net cash provided by operating activities totaled $489,321 for the six months ended June 30, 2004. Adjustments to the $63,825 net income for the period to reconcile to net cash provided by operating activities consisted primarily of decreases in operating liabilities of $140,405, offset by decreases in operating assets of $9,352 and depreciation and amortization of $552,296.

Net cash used in investing activities consisted of proceeds from the sale of the La Conner System of $194,871, offset by $402,872 in capital expenditures for the six months ended June 30, 2004.

Net cash used in financing activities for the six months ended June 30, 2004, consisted of $569,978 in principal payments on long-term debt.

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

Amended Principal
Payments
2004 (6 months)	$400,000
2005	800,000
2006	800,000
2007	1,887,718

Total	$3,887,718

In April of 2004, the escrow proceeds related to the sale of the La Conner System, which were released to the partnership in March of 2004, were used to repay amounts outstanding under the Partnership’s term loan agreement. This prepayment effectively reduced the amounts due in 2007 to $1,887,718.

The agreement also requires the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of June 30, 2004, the Partnership was in compliance with these terms of its covenants.

As of June 30, 2004, the balance under the credit facility is $3,887,718, bearing interest at a LIBOR based rate of 3.375%. This interest rate expires during the third quarter of 2004, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System”). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000, of which the Partnership received approximately $3,000,000 at closing. Substantially all of the net proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $200,000 was held in escrow and released to the Partnership in March of 2004. Substantially all of these proceeds were also used to pay down amounts outstanding under the Partnership’s term loan agreement in April of 2004.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities related to the Term Loan and (ii) required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2004, and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2004 and in future years:

		Payments Due By Period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
Term Loan	$3,887,718	$800,000	$3,087,718	$—	$—
Minimum operating lease payments	45,575	7,850	11,025	26,700	—

Total	$3,933,293	$807,850	$3,098,743	$26,700	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

Capital Expenditures

During the first six months of 2004, the Partnership incurred approximately $403,000 in capital expenditures. These expenditures included the initial phase of a two-way plant upgrade which allowed high-speed Internet services to be launched in the Swainsboro, GA system and the ongoing system upgrade to 450MHz in the Aliceville, Alabama system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.

The Company plans to invest approximately $390,000 in capital expenditures during the remainder of 2004. Planned expenditures include the continuation of a system upgrade to 450 MHz in the Aliceville, AL system, including construction of two-way plant to allow for the ongoing deployment of high-speed Internet services. Also, the continued deployment of new high-speed Internet services in the Swainsboro, GA system is anticipated for the remainder of 2004.

Solicitation of Interest from Potential Purchasers

The Managing General Partner has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September 2003, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In May 2004, as anticipated, the Partnership received several offers from interested purchasers. The Partnership is now working to negotiate purchase and sale agreements and hopes to complete this process during the third quarter of 2004, however no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated.

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

Intangible Assets - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchise agreements meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.

Management believes the franchise agreements have indefinite lives because the franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchise agreements are not material in relation to the carrying value of the franchise agreements. While the franchise agreements have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of June 30, 2004 and the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $39,000.

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

There has been no change during the quarter ended June 30, 2004 in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

     None

ITEM 2 Changes in securities

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2003 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2003 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

Form 8-K filed on June 22, 2004 disclosing letter to limited partners regarding efforts in soliciting purchase offers from qualified buyers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE
/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-16-04
/s/ GARY S. JONES Gary S. Jones	President	8-16-04