Form 10-Q
period 2004-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2004-11-12
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

             Commission File Number:     0-18307

Northland Cable Properties Eight Limited Partnership

(Exact Name of Registrant as Specified in Charter)

Washington	91-1423516

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Suite 700, Seattle, Washington	98101

(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☑       No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐       No ☑

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2004	2003
ASSETS
Cash	$185,729	$493,469
Accounts receivable	69,786	83,889
Due from affiliates	16,294	—
Prepaid expenses	82,143	36,799
System sale receivable	—	194,871
Property and equipment, net of accumulated depreciation of $8,647,010 and $7,813,462, respectively	2,890,227	3,258,932
Franchise agreements, net of accumulated amortization of $2,047,659	3,321,069	3,321,069
Loan fees, net of accumulated amortization of $68,816 and $64,641, respectively	17,414	21,589

Total assets	$6,582,662	$7,410,618

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$344,843	$381,152
Due to General Partner and affiliates	2,561	78,703
Deposits	5,100	5,000
Subscriber prepayments	148,425	166,381
Term loan	3,687,718	4,457,696

Total liabilities	4,188,647	5,088,932

Partners’ capital:
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(57,279)	(58,002)

	(56,279)	(57,002)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(5,670,526)	(5,742,132)

	2,450,294	2,378,688

Total partners’ capital	2,394,015	2,321,686

Total liabilities and partners’ capital	$6,582,662	$7,410,618

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2004	2003
Service revenues	$3,067,189	$3,049,038

Expenses:
Operating (including $58,934 and $53,182, to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	309,578	322,029
General and administrative (including $370,937 and $333,321 to affiliates in 2004 and 2003, respectively)	797,205	746,970
Programming (including $29,747 and $27,762 to affiliates in 2004 and 2003, respectively)	944,837	895,401
Depreciation and amortization	833,548	805,341
Loss on disposal of assets	1,639	22,127

	2,886,807	2,791,868

Income from operations	180,382	257,170
Other income (expense):
Interest expense and amortization of loan fees	(108,311)	(164,170)
Interest income and other, net	258	1,967

	(108,053)	(162,203)

Income from continuing operations	72,329	94,967
Discontinued operations (Note 4)
Income from operations of La Conner system, net (including gain on sale of system of $1,363,609 in 2003)	—	1,345,667

Net income	$72,329	$1,440,634

Allocation of net income:
General Partner	$723	$14,406

Limited Partners	$71,606	$1,426,228

Net income from continuing operations per limited partnership unit (19,087 units)	$4	$5

Net income from discontinued operations per limited partnership unit (19,087 units)	$—	$71

Net income per limited partnership unit (19,087 units)	$4	$75

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2004	2003
Service revenues	$1,019,383	$1,010,742
Expenses:
Operating (including $18,788 and $17,163, to affiliates in 2004 and 2003, respectively), excluding depreciation and amortization shown below	109,210	107,267
General and administrative (including $128,884 and $112,288 to affiliates in 2004 and 2003, respectively)	263,462	258,044
Programming (including $13,772 and $9,363 to affiliates in 2004 and 2003, respectively)	319,584	298,218
Depreciation and amortization	281,252	268,114
Loss on disposal of assets	186	15,387

	973,694	947,030

Income from operations	45,689	63,712
Other income (expense):
Interest expense and amortization of loan fees	(37,292)	(54,269)
Interest income and other, net	107	935

	(37,185)	(53,334)

Net income	$8,504	$10,378

Allocation of net income:
General Partner	$85	$104

Limited Partners	$8,419	$10,274

Net income per limited partnership unit (19,087 units)	$—	$1

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,329	$1,440,634
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	833,548	836,287
Amortization of loan costs	4,175	4,936
Loss (gain) on sale of assets	1,639	(1,341,482)
(Increase) decrease in operating assets:
Accounts receivable	14,103	108,168
Due from affiliates	(16,294)	27,563
Prepaid expenses	(45,344)	(22,743)
Decrease in operating liabilities
Accounts payable and accrued expenses	(37,948)	(10,269)
Due to General Partner and affiliates	(76,142)	475
Subscriber prepayments and deposits	(17,856)	(73,777)

Net cash provided by operating activities	732,210	969,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(464,843)	(294,585)
Proceeds from sale of system	194,871	3,064,021

Net cash (used in) provided by investing activities	(269,972)	2,769,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(769,978)	(3,555,967)
Loan fees	—	(24,287)

Net cash used in financing activities	(769,978)	(3,580,254)

(DECREASE) INCREASE IN CASH	(307,740)	158,974
CASH, beginning of period	493,469	374,112

CASH, end of period	$185,729	$533,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$80,714	$196,395

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2004, its statements of operations for the three and nine months ended September 30, 2004 and 2003, and its statements of cash flows for the nine months ended September 30, 2004 and 2003. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

2004 (3 months)	1,350
2005	5,350
2006	5,350
2007	5,350

$17,400

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

Amended Principal
Payments
2004 (3 months)	200,000
2005	800,000
2006	800,000
2007	1,887,718

Total	$3,687,718

In April of 2004, the escrow proceeds related to the sale of the La Conner system, which were released to the Partnership in March of 2004, were used to repay amounts outstanding under the Partnership’s term loan agreement. This prepayment effectively reduced the amounts due in 2007 to $1,887,718.

The agreement also requires the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of September 30, 2004, the Partnership was in compliance with the terms of its amended credit agreement.

As of the date of this filing, the balance under the credit facility is $3,687,718, bearing interest at a LIBOR based rate of 4.00%. This interest rate expires during the fourth quarter of 2004, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

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

Results of Continuing Operations — Nine Months Ended September 30, 2004 and 2003

Revenues attributable to continuing operations totaled $3,067,189 for the nine months ended September 30, 2004, representing a slight increase over the same period in 2003. Of these revenues, $2,418,324 (79%) was derived from basic services, $175,159 (6%) from premium services, $171,997 (6%) from expanded basic services, $19,079 (1%) from digital services, $30,981 (1%) from high-speed Internet services, $74,304 (2%) from advertising, $82,321 (3%) from late fees and $95,024 (2%) from other sources. Such increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased penetration of the Partnership’s expanded basic and high-speed Internet services, offset by decreased basic and premium subscribers and decreased advertising revenue.

Cable system operating expenses attributable to continuing operations totaled $309,578 for the nine months ended September 30, 2004, representing a decrease of $12,451, or approximately 4%, over the same period in 2003. Such decrease is primarily attributable to decreased operating salaries.

General and administrative expenses attributable to continuing operations totaled $797,205 for the nine months ended September 30, 2004, representing an increase of $50,235, or approximately 7%, over the same period in 2003. This increase is primarily attributable to increases in marketing expenses, travel expenses and other general overhead costs.

Programming expenses attributable to continuing operations totaled $944,837 for the nine months ended September 30, 2004, representing an increase of $49,436, or approximately 6%, over the same period in 2003. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.

Depreciation and amortization expense attributable to continuing operations for the nine months ended September 30, 2004 increased $28,207, or approximately 4%, over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees allocated to continuing operations decreased $55,859, or approximately 34%, from $164,170 to $108,311 for the nine months ended September 30, 2004. This decrease is primarily attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

Results of Operations — Three Months Ended September 30, 2004 and 2003

Revenues totaled $1,019,383 for the three months ended September 30, 2004, representing a slight increase over the same period in 2003. Of these revenues, $799,403 (78%) was derived from basic services, $55,728 (5%) from premium services, $57,774 (6%) from expanded basic services, $6,403 (1%) from digital services, $16,365 (2%) from high-speed Internet services, $28,623 (3%) from advertising, $28,460 (3%) from late fees and $26,627 (2%) from other sources. Such increase is primarily attributable to rate increases implemented during the first quarter of 2004 and increased penetration of the Partnership’s expanded basic and high-speed Internet services, offset by decreased basic and premium subscribers and decreased advertising revenue.

Cable system operating expenses totaled $109,210 for the three months ended September 30, 2004, representing an increase of $1,943, or approximately 2%, over the same period in 2003. Such increase is primarily attributable to increased operating salaries.

General and administrative expenses totaled $263,462 for the three months ended September 30, 2004, representing an increase of $5,418, or approximately 2%, over the same period in 2003. This increase is primarily attributable to increased general overhead costs, offset by decreased property tax expenses.

Programming expenses totaled $319,584 for the three months ended September 30, 2004, representing an increase of $21,366, or approximately 7%, over the same period in 2003. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.

Depreciation and amortization expense for the three months ended September 30, 2004 increased $13,138, or approximately 5%, over the same period in 2003. Such increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees decreased $16,977, or approximately 31%, from $54,269 to $37,292 for the three months ended September 30, 2004. This decrease is primarily attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

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

Net cash provided by operating activities totaled $732,210 for the nine months ended September 30, 2004. Adjustments to the $72,329 net income for the period to reconcile to net cash provided by operating activities consisted primarily of decreases in operating liabilities of $131,946 and increases in operating assets of $47,535, offset by depreciation and amortization of $833,548.

Net cash used in investing activities consisted of proceeds from the sale of the La Conner System of $194,871, offset by $464,843 in capital expenditures for the nine months ended September 30, 2004.

Net cash used in financing activities for the nine months ended September 30, 2004, consisted of $769,978 in principal payments on long-term debt.

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

Amended Principal
Payments
2004 (3 months)	200,000
2005	800,000
2006	800,000
2007	1,887,718

Total	$3,687,718

In April of 2004, the escrow proceeds related to the sale of the La Conner System, which were released to the partnership in March of 2004, were used to repay amounts outstanding under the Partnership’s term loan agreement. This prepayment effectively reduced the amounts due in 2007 to $1,887,718.

The agreement also requires the maintenance of certain financial covenants, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. As of September 30, 2004, the Partnership was in compliance with the terms of its amended credit agreement.

As of the date of this filing, the balance under the credit facility is $3,687,718, bearing interest at a LIBOR based rate of 4.00%. This interest rate expires during the fourth quarter of 2004, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates

System Sale

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities related to the Term Loan and (ii) required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2004, and the anticipated effect of these obligations on the Partnership’s liquidity for the remainder of 2004 and in future years:

		Payments Due By Period
		Less than 1	1 — 3	3 — 5	More than
	Total	year	years	years	5 years
Term Loan	$3,687,718	$800,000	$2,887,718	$—	$—
Minimum operating lease payments	39,500	1,775	11,025	26,700	—

Total	$3,727,218	$801,775	$2,898,743	$26,700	$—

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2004.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

Capital Expenditures

During the first nine months of 2004, the Partnership incurred approximately $465,000 in capital expenditures. These expenditures included the initial phase of a two-way plant upgrade which allowed high-speed Internet services to be launched in the Swainsboro, GA system and the ongoing system upgrade to 450MHz in the Aliceville, Alabama system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.

The Partnership does not anticipate spending a significant amount of cash on capital expenditures during the 4th quarter of 2004. Planned expenditures during 2005 include the continuation of a system upgrade to 450 MHz in the Aliceville, AL system, including construction of two-way plant to allow for the ongoing deployment of high-speed Internet services. Also, the continued deployment of new high-speed Internet services in the Swainsboro, GA system is anticipated for the remainder of 2004.

Solicitation of Interest from Potential Purchasers

In previous filings, the General Partner disclosed that they were working with Daniels and Associates to solicit offers from potential purchasers, to clarify the terms of certain offers received with the hope of being able to reach agreement with purchasers for the sale of the Partnership’s assets for fair value.

Despite ongoing efforts, the General Partner has been unable to secure a suitable agreement for the sale of the Partnership’s assets with a purchaser who could secure the financing necessary to close the transaction at this time. Management does not feel that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.

It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, the General Partner will continue the current process of soliciting offers from potential purchasers with the goal of securing more than one viable offer for the partnership’s cable systems, however, we are unable at this time to forecast the ultimate outcome of these activities.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $37,000.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibit Index

	31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 12, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).
Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 12, 2004 pursuant to section 302 of the Sarbanes-Oxley Act

	32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 12, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).
Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 12, 2004 pursuant to section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

Form 8-K filed on September 15, 2004 disclosing letter to limited partners regarding mini-tender offer dated September 15, 2004.

Form 8-K filed November 4, 2004 regarding solicitation of interest from potential purchasers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-12-04
Assistant Secretary
Richard I. Clark

/s/ GARY S. JONES	President	11-12-04

Gary S. Jones