Form 10-K
period 2004-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2005-03-31
CIK 843368

FORM 10-K-ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

     The aggregate market value of the Limited Partner Units representing limited partner interests was approximately $ $8,226,500 on as of June 30, 2004, based on the most currently available secondary market trading information, as of that same date.

     At December 31, 2004, there were 19,087 Limited Partnership Units outstanding.

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

PART I

ITEM 1. BUSINESS

     Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and approximately 900 limited partners holding 19,087 partnership units as of December 31, 2004. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”).

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

NORTHLAND CABLE SERVICES CORPORATION - formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. Also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.

CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

NORTHLAND MEDIA, INC. - formed in April 1995 as a holding company. Sole shareholder of the following entity:

CORSICANA MEDIA, INC. - purchased in September 1998 and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas.

     The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2004, the total number of basic subscribers served by the Systems was 7,596, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 60%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around La Conner, Washington, which served approximately 1,600 subscribers. This filing and the accompanying financial statements present the results of operations and the sale of the La Conner system as discontinued operations.

     The Partnership has 14 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through the year 2019, and one agreement that has a perpetual life, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted.

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

     The following is a description of the areas served by the Systems as of December 31, 2004.

     Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport, Kennedy, Eutaw and Marion. Certain information regarding the Aliceville, AL system as of December 31, 2004 is as follows:

Basic Subscribers	4,797
Expanded Basic Subscribers	901
Premium Subscribers	922
Internet Subscribers	218
Estimated Homes Passed	8,420

     Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2004 is as follows:

Basic Subscribers	2,799
Expanded Basic Subscribers	1,787
Premium Subscribers	1,559
Digital Subscribers	302
Internet Subscribers	106
Estimated Homes Passed	4,150

     The Partnership had 9 employees as of December 31, 2004. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

     Partnership revenues are derived primarily from monthly payments received from cable television subscribers. Subscribers are divided into five categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers, and Internet subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of certain satellite programming services, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, or The Movie Channel. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem.

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

     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, we cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

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

High-Speed Internet Service

     Since its introduction, some local governments and various competitors have sought to impose regulatory requirements on certain aspects of ISP services. Thus, a few local governments have sought to impose regulation on cable provision of Internet services, and in each case, the court has invalidated each such regulation. Similarly, the FCC has refused to classify high-speed cable data services as a “telecommunications service”, but rather has classified it as an “interstate information service.” As such, high-speed cable services are currently free from local regulation. Despite the FCC rulings, several localities have sought judicial review of the FCC’s decision. In addition, the FCC may always consider whether to impose any regulatory requirements, whether LFAs should be able to impose any fees or other regulations, such as customer service standards. Further, several LFAs have sued other cable operators seeking payment of franchise fees on cable Internet services. Currently, the FCC has ruled that such fees are not allowable. The matter has been addressed by at least one appellate court which has similarly ruled that Internet services are not subject to LFAs franchise fees.

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

Multiple Dwelling Unit Inside Wiring; Subscriber Access; Satellite Dish Installations

     The FCC has established rules that regulate how an incumbent cable operator, upon expiration of a multiple dwelling unit’s (“MDU”) service contract, sells, abandons, or removes “home run” wiring that was installed by the cable operator in a MDU building. While these inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where this fee is permissible, the FCC has also declined to prohibit exclusive or to cap perpetual arrangements held by incumbent cable operators with MDU owners. However, in certain states, local access laws prohibit exclusive arrangements with MDUs. Further, with limited exceptions, existing federal and FCC regulation prohibit any state or local law or regulations, or private covenant, private contract, lease provision, homeowners’ association rule or similar restriction, impairing the installation, maintenance or use of certain video reception antennas satellite dishes on property within the exclusive control of a tenant or property owner.

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

ITEM 2. PROPERTIES

     The Partnership’s cable television systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 12,570 homes as of December 31, 2004. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System. The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000 of which the Partnership received approximately $3,000,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership‘s term loan agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $200,000 was held in escrow and released to the Partnership in March of 2004. These proceeds were also used to pay down amounts outstanding under the Partnership’s term loan agreement.

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

ITEM 3. LEGAL PROCEEDINGS

     The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions, prospects or debt service abilities.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.

     (b) The approximate number of equity holders as of December 31, 2004, is as follows:

Limited Partners:	902
General Partners:	1

     (c) During 2004, 2003 and 2002 the Partnership made no cash distributions.

ITEM 6. SELECTED FINANCIAL DATA

     The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

		Years ended December 31,
	2004	2003	2002 (1)	2001	2000
SUMMARY OF OPERATIONS:
Revenue	$4,085,454	$4,047,745	$4,136,359	$4,106,402	$4,110,101

Operating income	266,785	416,650	492,894	289,932	488,043

Income (loss) from continuing operations	121,102	234,978	228,087	(266,904)	(96,500)

Income (loss) from discontinued operations (2)	—	1,350,945	(45,985)	(53,065)	(64,386)

Net income (loss)	121,102	1,585,923	182,102	(319,969)	(160,886)

Net income (loss) from continuing operations per limited partnership unit	6	12	12	(14)	(5)

Net income (loss) from discontinued operations per limited partnership unit	—	71	(2)	(3)	(3)

Net income (loss) per limited partner unit	6	83	10	(17)	(8)

Cumulative tax losses per limited partner unit	(520)	(520)	(520)	(520)	(520)

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

			December 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:

Total assets	$6,546,410	$7,410,618	$9,641,472	$10,226,110	$11,239,622

Term loan	3,487,718	4,457,696	8,213,663	8,828,957	9,693,028

Total liabilities	4,103,622	5,088,932	8,905,709	9,672,449	10,365,992

General partner’s deficit	(55,791)	(57,002)	(72,861)	(74,682)	(71,482)
Limited partners’ capital	2,498,579	2,378,688	808,624	628,343	945,112

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004	2003	2003	2003	2003

Revenue	$1,018,265	$1,019,383	$1,028,144	$1,019,662	$998,709	$1,010,742	$1,019,775	$1,018,519

Operating income	86,403	45,689	70,363	64,330	159,480	63,712	94,085	99,373

Income from continuing operations	48,773	8,504	36,826	26,999	140,009	10,378	35,790	48,801

Income from discontinued operations	—	—	—	—	5,278	—	—	1,345,667

Net income	48,773	8,504	36,826	26,999	145,287	10,378	35,790	1,394,468

Net income from continuing operations per limited partnership unit	3	—	2	1	7	—	2	3

Net income from discontinued operations per limited partnership unit	—	—	—	—	—	—	—	71

Net income per limited partnership unit	3	—	2	1	7	—	2	74

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2004 and 2003

     Revenue from continuing operations totaled $4,085,454 for the year ended December 31, 2004, increasing approximately 1% from $4,047,745 for the year ended December 31, 2003. Rate increases implemented during 2004 and increased revenue from the Partnership’s Internet product were offset by decreases in subscribers. Total basic subscribers decreased from 7,956 as of December 31, 2003 to 7,596 as of December 31 2004. The loss in subscribers is a result of several factors including competition from DBS providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.

     Of the 2004 revenue from continuing operations, $3,202,373 (78%) is derived from subscriptions to basic services, $228,320 (6%) from subscriptions to premium services, $227,095 (6%) from subscriptions to expanded basic services, $61,436 (1%) from Internet services, $110,707 (3%) from advertising services, $109,220 (3%) from late fee charges and $146,303 (3%) from other sources.

     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2004	2003	2002	2001	2000
Basic Rate	$34.15	$32.20	$30.75	$28.50	$27.35
Expanded Basic Rate	7.50	8.25	8.50	8.75	8.25
HBO Rate	11.50	11.00	10.00	10.00	10.70
Cinemax Rate	9.00	9.00	8.50	8.00	7.30
Showtime Rate	10.25	8.75	8.75	8.75	8.75
Encore Rate	2.75	2.50	2.00	1.75	1.50
Starz	3.50	3.00	3.50	5.50	6.25
Digital Rate (Incremental)	14.50	9.00	9.00	8.75	—
Internet Rate	38.00	—	—	—	—

     Operating expenses, excluding general and administrative and programming expenses, from continuing operations totaled $434,409 for the year ended December 31, 2004, representing an increase of approximately 3% from $422,952 for the year ended December 31, 2003. The increase is attributable to increased pole duct and site rental costs, and increased vehicle maintenance costs during 2004 compared to 2003.

     General and administrative expenses from continuing operations totaled $1,093,949 for the year ended December 31, 2004, representing an increase of approximately 14% from $963,235 for the year ended December 31, 2003. This increase is due to increased marketing expenses, audit fees and other general overhead costs allocated by the General Partner.

     Programming expenses attributable to continuing operations totaled $1,258,904 for the year ended December 31, 2004, representing an increase of approximately 8% from $1,160,339 for the year ended December 31, 2003. This increase is due to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.

     Depreciation and amortization expense allocated to continuing operations decreased approximately 4%, from $1,074,569 in 2003 to $1,029,889 in 2004. The decrease is primarily attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

     Interest expense and amortization of loan fees allocated to continuing operations decreased $30,976, or approximately 17% from $179,445 during 2003 to $148,469 during 2004. This decrease in interest expense is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.

     In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, for the year ended December 31, 2003, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

     In 2004, the Partnership generated income from continuing operations of $121,102 compared to $234,978 in 2003. The Partnership has generated positive operating income in each of the three years ended December 31, 2004, and management anticipates that this trend will continue.

2003 and 2002

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

     Operating expenses, excluding general and administrative and programming expenses, from continuing operations totaled $422,952 for the year ended December 31, 2003, representing a decrease of approximately 1% from $425,761 for the year ended December 31, 2002. The decrease is attributable to decreased system maintenance costs, offset by increased operating salaries and employee benefit costs.

     General and administrative expenses from continuing operations totaled $963,235 for the year ended December 31, 2003, representing a decrease of approximately 2% from $980,613 for the year ended December 31, 2002. This decrease is due to decreased bad debt expense throughout the Partnership’s systems and a decrease in the amounts allocated to the Partnership by the General Partner for administrative and accounting services, which consists primarily of salary and benefit costs.

     Programming expenses attributable to continuing operations totaled $1,160,339 for the year ended December 31, 2003, representing a decrease of approximately 2% from $1,179,996 for the year ended December 31, 2002. This decrease is due to a decrease in the number of subscribers served, offset by increased costs charged by various program suppliers.

     Depreciation and amortization expense allocated to continuing operations increased approximately 3%, from $1,045,653 in 2002 to $1,074,569 in 2003. The increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

     Interest expense and amortization of loan fees allocated to continuing operations decreased $71,414, or approximately 28% from $250,859 during 2002 to $179,445 during 2003. This decrease in interest expense is attributable to a $49,964 gain recognized on the Partnership’s interest rate swap agreements in 2002, offset by a $120,123 reduction in interest expense attributable to continuing operations due to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2003 as compared to 2002.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments, which were applied to the term loan as a result of the sale of the La Conner System.

LIQUIDITY AND CAPITAL RESOURCES

     During 2004, the Partnership’s primary source of liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable services. During 2004, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2005 obligations.

2004

     Net cash provided by operating activities totaled $1,134,085 for the year ended December 31, 2004. Adjustments to the $121,102 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $1,029,889 of depreciation and amortization, offset by changes in other operating assets and liabilities of $23,974.

     Net cash provided by investing activities consisted of $631,211 in capital expenditures, offset by proceeds from the sale of the La Conner system of $194,871 for the year ended December 31, 2004.

     Net cash used in financing activities consisted of $436,340 in principal payments on long-term debt for the year ended December 31, 2004.

Term Loan

     In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants. Principal payments plus interest are due quarterly until maturity on December 31, 2007. In connection with credit amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of December 31, 2004 and 2003, the balance of the term loan agreement was $3,487,718 and $4,457,696, respectively.

     Annual maturities of the term loan after December 31, 2004 are as follows:

2005	$200,000
2006	200,000
2007	3,087,718

$3,487,718

     Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.00 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At December 31, 2004, the Partnership was out of compliance with its Cash Flow Coverage Ratio, however an appropriate waiver has been obtained.

      As of the date of this filing, the balance under the credit facility is $2,518,767 and applicable interest rates are as follows: $2,468,767 at a LIBOR based interest rate of 5.13%, and $50,000 at prime. These interest rates expire during the second quarter of 2005, at which time, new rates will be established. These rates include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

Obligations and Commitments

     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2004 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years

Term loan	$3,487,718	$200,000	$3,287,718	$—	$—
Minimum operating lease payments	101,025	18,700	28,125	11,600	42,600

Total	$3,588,743	$218,700	$3,315,843	$11,600	$42,600

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership‘s term loan exclude interest expense.

Capital Expenditures

     During 2004, the Partnership incurred $631,211 in capital expenditures. These expenditures included the initial phase of a two-way plant upgrade which allowed high-speed Internet services to be launched in the Swainsboro, GA system and the ongoing system upgrade to 450MHz in the Aliceville, Alabama system. In addition, maintenance of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure. All capital expenditures for 2004 were financed through cash provided by operations.

     Management has budgeted that the Partnership will spend approximately $700,000 on capital expenditures in 2005. Planned expenditures during the remainder of 2005 include the continuation of a system upgrade to 450 MHz in the Aliceville, AL system, including continued construction of two-way plant to pass more potential homes for possible subscription to high-speed Internet services, and the continued deployment of new high-speed Internet services in the Swainsboro, GA system.

SYSTEM SALE

     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the “La Conner System. The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000 of which the Partnership received approximately $3,000,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership‘s term loan agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses and approximately $200,000 was held in escrow and released to the Partnership in March of 2004. These proceeds were also used to pay down amounts outstanding under the Partnership’s term loan agreement.

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

SUBSEQUENT EVENTS

     In March 2005, the Partnership sold its system serving the communities of Marion and Eutaw, Alabama, which served approximately 1,500 subscribers. The system was sold for approximately $1,000,000 and all of the net proceeds were be used to repay existing bank debt. The pro forma effect of the transaction will not have a material impact on the Partnership’s financial statements.

SOLICITATION OF INTEREST FROM POTENTIAL BUYERS

     In previous filings, the General Partner disclosed that they were working with Daniels and Associates to solicit offers from potential purchasers, to clarify the terms of certain offers received with the hope of being able to reach agreement with purchasers for the sale of the Partnership’s assets for fair value.

     Despite ongoing efforts, the General Partner has been unable to secure a suitable agreement for the sale of the Partnership’s assets with a purchaser who could secure the financing necessary to close the transaction at this time. Management does not believe that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.

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

CRITICAL ACCOUNTING POLICIES

     This discussion and analysis of financial condition and results of operations is based on the Partnership’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting policies require a more significant amount of management judgment than other accounting policies the Partnership employs.

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

     Management believes the franchises have indefinite lives because the franchises are expected to be used by the Partnership for the foreseeable future and effects of obsolescence and other factors are minimal. In addition, the level of expenditures required to obtain the future cash flows expected from the franchises are not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 is not expected to have a material impact on the Partnership’s financial statements.

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

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Management Fees

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $204,300, $202,376, and $206,818 for 2004, 2003, and 2002, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $217,247, $223,336, and $230,381 for 2004, 2003 and 2002, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $153,015, $128,723 and $160,256, net of payment received, under the terms of these agreements during 2004, 2003 and 2002, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2004, 2003 and 2002, the Partnership’s continuing operations include $92,236, $47,315 and $51,083, respectively, for these services. Of these amounts, $40,243 and $35,144 were capitalized in 2004 and 2003, respectively, related to the build out and upgrade of cable systems.

CERTAIN BUSINESS RELATIONSHIPS

     John E. Iverson, a Director and Secretary of the General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $25,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The audited financial statements of the Partnership for the years ended December 31, 2004, 2003 and 2002 are included as a part of this filing (see Item 15 (a) below).

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

     There has been no change in the Partnership’s internal controls over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or officers. The General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.

     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

     JOHN S. WHETZELL (AGE 63.). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 30 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

     JOHN E. IVERSON (AGE 68). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 42 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.

     RICHARD I. CLARK (AGE 47). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 26 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

     GARY S. JONES (AGE 47). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 59). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H. LEE JOHNSON (AGE 61). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 35 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 49). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

     MATTHEW J. CRYAN (AGE 40). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     RICK J. MCELWEE (AGE 43). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

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

Code of Ethics

     The Partnership does not currently have a code of ethics. The Partnership has only 9 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of which have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2003 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2004 (see Items 15 (a) and 13 (a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2003 is as follows:

	NAME AND ADDRESS	AMOUNT AND NATURE	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OF BENEFICIAL	CLASS
OWNERSHIP
General Partner’s	Northland Communications Corporation	(See Note A)	(See Note A)
Interest
101 Stewart Street, Suite 700
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

Management Fees

     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were, $204,300, $202,376, and $206,818 for 2004, 2003, and 2002, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $217,247, $223,336, and $230,381 for 2004, 2003 and 2002, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $153,015, $128,723 and $160,256, net of payment received, under the terms of these agreements during 2004, 2003 and 2002, respectively.

     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2004, 2003 and 2002, the Partnership’s continuing operations include $92,236, $47,315 and $51,083, respectively, for these services. Of these amounts, $40,243 and $35,144 were capitalized in 2004 and 2003, respectively, related to the build out and upgrade of cable systems.

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

     (c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2004 and 2003 are set forth below.

	Year Ended December 31,
	2004	2003

Audit fees	$56,339	$62,226
Audit-related fees	—	1,573

Total	$56,339	$62,226

     Audit fees for the fiscal years ended December 31, 2004 and 2003 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years, quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q, and the reaudit of the Partnership’s 2001 financial statements during 2003.

     Audit-related fees for the fiscal years ended December 31, 2003 were for assurance and related services associated with employee benefit plan audits.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a) FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets—December 31, 2004 and 2003	F-2

Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-3

Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2004, 2003 and 2002	F-4

Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-5

Notes to Financial Statements—December 31, 2004 and 2003	F-6

(b) REPORTS ON FORM 8-K:

Form 8-K filed on June 22, 2004 disclosing letter to limited partners regarding efforts in soliciting purchase offers from qualified buyers.
Form 8-K filed on September 15, 2004 disclosing letter to limited partners regarding mini-tender offer dated September 15, 2004.
Form 8-K filed November 4, 2004 regarding solicitation of interest from potential purchasers.

(c) EXHIBITS:
4.1	Amended and Restated Agreement of Limited Partnership(1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990(4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc.(1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation(1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc.(1)

10.4	Management Agreement with Northland Communications Corporation(1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc.(1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership(1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System(2)

(c) EXHIBITS:
10.8	Gates Franchise(1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise(1)

10.11	Detroit Franchise(1)

10.12	Idanha Franchise(1)

10.13	Lyons Franchise(1)

10.14	Marion County Franchise(1)

10.15	Turner Franchise(1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990(4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA(4)

10.22	Borrower Assignment with National Westminster Bank USA(4)

10.23	Borrower Security Agreement with National Westminster Bank USA(4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc.(4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA.(5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991(5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991(5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992(5)

10.29	Agreement of Purchase with Alabama Television Cable Company(6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994(6)

10.31	Franchise Agreement with City of Aliceville, AL — Assignment and Assumption Agreement dated July 26, 1994. (7)

10.32	Franchise Agreement with City of Carrollton, AL — Assignment and Assumption Agreement dated August 16, 1994. (7)

10.33	Franchise Agreement with City of Eutaw, AL — Assignment and Assumption Agreement dated July 26, 1994. (7)

10.34	Franchise Agreement with City of Gordo, AL — Assignment and Assumption Agreement dated August 1, 1994. (7)

10.35	Franchise Agreement with Greene County, AL — Assignment and Assumption Agreement dated November 10, 1994. (7)

10.36	Franchise Agreement with Town of Kennedy, AL — Assignment and Assumption Agreement dated August 15, 1994. (7)

10.37	Franchise Agreement with Lamar County, AL — Assignment and Assumption Agreement dated August 8, 1994. (7)

(c) EXHIBITS:
10.38	Franchise Agreement with City of Marion, AL — Assignment and Assumption Agreement dated August 1, 1994. (7)

10.39	Franchise Agreement with Town of Millport, AL — Assignment and Assumption Agreement dated August 18, 1994. (7)

10.40	Franchise Agreement with Pickens County, AL — Assignment and Assumption Agreement dated July 26, 1994. (7)

10.41	Franchise Agreement with Town of Pickensville, AL — Assignment and Assumption Agreement dated August 2, 1994. (7)

10.42	Franchise Agreement with City of Reform, AL — Assignment and Assumption Agreement dated August 1, 1994. (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995. (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995. (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998. (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002(11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002.(12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003(13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003(13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County, dated March 10, 2005

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 31, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 31, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 31, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 31, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002.(14)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002.

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003.

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED
PARTNERSHIP

	By:	NORTHLAND COMMUNICATIONS CORPORATION
(Managing General Partner)

Date: 3-31-05	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE
/S/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive officer and	3-31-05
chairman of the board of directors of Northland Communications
John S. Whetzell	Corporation

/S/ RICHARD I. CLARK	Director of Northland Communications	3-31-05
Corporation
Richard I. Clark

/S/ JOHN E. IVERSON	Secretary and Director of Northland Communications	3-31-05
Corporation
John E. Iverson

/S/ GARY S. JONES	President of Northland Communications Corporation	3-31-05

Gary S. Jones

KPMG LLP
Suite 900
801 Second Avenue
Seattle. WA 98104

Report of Independent Registered Public Accounting Firm

The Partners

Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2004 and 2003, and the related statements of operations, changes in partner’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

February 4, 2005

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Balance Sheets

December 31, 2004 and 2003

	2004	2003
Assets
Cash	$221,236	493,469
Accounts receivable, net	60,008	83,889
Due from affiliates	6,673	—
Prepaid expenses	45,788	36,799
System sale receivable	—	194,871

Investment in cable television properties:
Property and equipment	11,718,948	11,072,394
Less accumulated depreciation	(8,843,351)	(7,813,462)

	2,875,597	3,258,932
Franchise agreements (net of accumulated amortization of $2,047,659 in 2004 and 2003)	3,321,069	3,21,069

Total investment in cable television properties	6,196,666	6,580,001

Loan fees (net of accumulated amortization of $70,191 and $64,641 in 2004 and 2003, respectively)	16,039	21,589

Total assets	$6,546,410	7,410,618

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$409,954	381,152
Due to General Partner and affiliates	67,803	78,703
Deposits	5,150	5,000
Subscriber prepayments	132,997	166,381
Term loan	3,487,718	4,457,696

Total liabilities	4,103,622	5,088,932

Commitments and contingencies

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(56,791)	(58,002)

	(55,791)	(57,002)

Limited partners:
Contributed capital, net (19,087 units)	8,120,820	8,120,820
Accumulated deficit	(5,622,241)	(5,742,132)

	2,498,579	2,378,688

Total liabilities and partners’ capital (deficit)	$6,546,410	7,410,618

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2004, 2003, and 2002

	2004	2003	2002
Revenue	$4,085,454	4,047,745	4,136,359

Expenses:
Operating (including $81,044, $77,142, and $83,940, net, paid to affiliates in 2004, 2003, and 2002, respectively), excluding depreciation and amortization expense recorded below	434,409	422,952	425,761
General and administrative (including $493,518, $452,476, and $508,666, net, paid to affiliates in 2004, 2003, and 2002, respectively)	1,093,949	963,235	980,613
Programming (including $51 ,993, $36,988, and $31,710, net, paid to affiliates in 2004, 2003, and 2002, respectively)	1,258,904	1,160,339	1,179,996
Depreciation and amortization expense	1,029,889	1,074,569	1,045,653
Loss on disposal of assets	1,518	10,000	11,442

	3,818,669	3,631,095	3,643,465

Operating income	266,785	416,650	492,894

Other income (expense):
Interest expense and amortization of loan fees	(148,469)	(179,445)	(250,859)
Interest income and other, net	2,786	(2,227)	(13,948)

Income from continuing operations	121,102	234,978	228,087

Discontinued operations (note 11) Income (loss) from operations of La Conner system, net (including gain on sale of system of $1,368,887 in 2003)	—	1,350,945	(45,985)

Net income	$121,102	1,585,923	182,102

Allocation of net income:
General Partner	$1,211	15,859	1,821
Limited partners	119,891	1,570,064	180,281
Net income per limited partnership unit	6	83	10
Net income from continuing operations per limited partnership unit	6	12	12
Net income (loss) from discontinued operations per limited partnership unit	—	71	(2)

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Deficit)
Years ended December 3 1 , 2004, 2003 , and 2002

	General	Limited
	Partner	partners	Total
Balance, December 3 1, 2001	$(74,682)	628,343	553,661
Net income	1,821	180,281	182,102

Balance, December 31, 2002	(72,861)	808,624	735,763
Net income	15,859	1,570,064	1,585,923

Balance, December 31, 2003	(57,002)	2,378,688	2,321,686
Net income	1.211	119,891	121,102

Balance, December 3 1 , 2004	$(55,791)	2,498,579	2,442,788

     See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2004,2003, and 2002

	2004	2003	2002
Cash flows from operating activities:
Net income	$121,102	1,585,923	182,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,029,889	1,105,514	1,219,550
Amortization of loan fees	5,550	7,247	12,973
Loss (gain) on disposal of assets	1,518	(1,358,887)	11,442
Unrealized gain on interest rate swap agreements	—	—	(49,964)
Changes in certain assets and liabilities:
Accounts receivable	23,881	122,355	(9,539)
Due from affiliates	(6,673)	27,563	(19,739)
Prepaid expenses	(10,239)	(11,001)	26,775
Accounts payable and accrued expenses	13,191	(98.907)	(53,651)
Due to General Partner and affiliates	(10,900)	11,517	(4,178)
Deposits	150	1,051	590
Subscriber prepayments	(33,384)	(27,242)	(2,916)

Net cash provided by operating activities	1,134,085	1,365,133	1,313,445

Cash flows from investing activities:
Purchase of property and equipment	(631,211)	(529,543)	(591,228)
Proceeds from sale of system	194,871	3,064,021	—

Net cash (used in) provided by investing activities	(436,340)	2,534,478	(591,228)

Cash flows from financing activities:
Principal payments on term loan	(969,978)	(3,755,967)	(615,294)
Loan fees	—	(24,287)	(5,687)

Net cash used in financing activities	(969,978)	(3,780,254)	(620,981)

(Decrease) increase in cash	(272,233)	119,357	101,236
Cash, beginning of year	493,469	374,112	272,876

Cash, end of year	$221,236	493,469	374,112

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$129,130	209,359	466,679

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(1)	Organization and Partners’ Interests

(a)	Formation and Business

Northland Cable Properties Eight Limited Partnership (the Partnership), a Washington limited partnership, was formed on September 21, 1988, and began operations on March 8, 1989. The Partnership was formed to acquire, develop and operate cable television systems. Currently, the Partnership owns systems serving the cities of Aliceville, Alabama and certain surrounding areas, and Swainsboro, Georgia and certain surrounding areas. The Partnership has 14 nonexclusive franchises to operate these cable systems for periods, which will expire at various dates through 2019, with one agreement that contains a perpetual life.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around La Conner, Washington. The accompanying financial statements present the results of operations and the sale of the La Conner system as discontinued operations.

Northland Communications Corporation (the General Partner or Northland) is the General Partner of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for another limited partnership and an LLC for which it serves as general partner and managing member, respectively.

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

December 31, 2004 and 2003

(3)	Summary of Significant Accounting Policies

(a)	Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated to the estimated fair market value of net tangible assets acquired and identifiable intangible assets, including franchise agreements. Any excess is allocated to goodwill.

(b)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $7,200 at December 31, 2004 and $0 at December 31, 2003.

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

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment	5-20 years

The Partnership periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The Partnership recorded depreciation expense within continuing operations of $1,029,889, $1,074,569, and $1,045,653 in 2004, 2003, and 2002, respectively, and depreciation expense within discontinued operations of $30,945 and $173,897 in 2003 and 2002, respectively.

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Partnership adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Partnership’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, arc reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

(d)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value on an annual basis. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of 2004 and determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are not conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

(continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(e)	Loan Fees

Loan fees are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life of 3.00 years). The Partnership recorded amortization expense attributable to continuing operations of $5,550, $7,247 and $8,502 in 2004, 2003, and 2002, respectively. Amortization expense attributable to discontinued operations was $0 and $4.471 in 2003 and 2002, respectively. Future amortization of loan fees is expected to be as follows:

2005	$5,346
2006	5,346
2007	5,347

$16,039

(f)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an expense for the amount of the loss, net of any amounts to be drawn from the fund. Management suspended contributions throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2004 and 2003, the Partnership was required to make contributions and was charged $930 and $1,024, respectively, by the fund. As of December 31, 2004, the fund (related to all Northland entities) had a balance of $588,379.

(g)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $110,707, $140,838, and $132,283 in 2004, 2003, and 2002, respectively. Local spot advertising revenues earned in discontinued operations were $19.649 and $98,147 in 2003 and 2002, respectively.

(continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

The Partnership can be exposed to credit related losses in the event of nonpcrformance by counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations, as the Partnership currently deals only with its bank. The exposure in a derivative contract is the net difference between what each party is required to pay based on the contractual interest rate versus the notional interest rate of the contract.

The Partnership records all derivative instruments on the balance sheet at fair value. The changes in the fair value of derivatives are recognized in earnings, unless the instrument has been designated and documented as a hedge.

The Partnership elected not to designate its interest rate swap agreements as hedges under SFAS No. 133. Agreements in place as of December 31, 2001 expired during 2002, and the Partnership elected not to enter into any new agreements.

Included in interest expense and amortization of loan fees during 2002 is an unrealized gain of $49,964 related to interest rate swap agreements.

(i)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $35,329, $69,428, and $62,452 in 2004, 2003, and 2002, respectively. Advertising costs attributable to discontinued operations were $11,511 and $65,632 in 2003 and 2002, respectively.

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

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31,2004 and 2003

(l)	Fair Value of Financial Instruments

Financial instruments consist of cash and a term loan. The fair value of cash approximates its carrying value. The fair value of the term loan approximates its carrying value because of its variable interest rate nature (note 8).

(m)	Recently Issued Accounting Pronouncements

In December 2003, the FASB revised FASB interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R requires that calendar year public companies apply the unmodified or revised provisions of FIN 46 to entities previously considered special purpose entities in the reporting period ended December 31, 2003. The interpretation is applicable to all other entities not previously considered special purpose entities in the quarter ending March 31, 2004. The adoption of FIN 46R did not have an impact on the Partnership’s financial statements.

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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by $1,435,180 in offering costs. As of December 31, 2004, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).

(5)	Transactions with the General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were, $204,300, $202,376, and $206,818 for 2004, 2003, and 2002, respectively. Management fees charged to discontinued operations by the General Partner were $9,252 and $548,826 for 2003 and 2002, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31,2004 and 2003

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $217,247, $223,336, and $230,381, for 2004, 2003, and 2002, respectively. Amounts charged to discontinued operations for these services were $14,947 and $57,077 in 2003 and 2002, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $153,015, $128,723, and $160,256, net of payment received, under the terms of these agreements during 2004, 2003, and 2002, respectively. The Partnership’s discontinued operations include $11,295 and $68,706, net of payment received under the terms of these agreements during 2003 and 2002, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2004, 2003, and 2002, the Partnership’s continuing operations include $92,236, $47,315, and $51,083, respectively, for these services. Of this amount, $40,243 and $35,144 were capitalized in 2004 and 2003, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $2,852 and $31,545 in 2003 and 2002, respectively, for these services. None of these amounts were capitalized.

(c)	Due from Affiliates

The receivable from affiliates as of December 31, 2004 consists of $6,673 in reimbursable operating costs.

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2004	2003
Management fees	$14,829	12,914
Reimbursable operating costs	54,046	39,445
Other amounts due to General Partner and affiliates, net	(1,072)	26,344

	$67,803	78,703

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2004	2003
Land and buildings	$110.552	110,552
Distribution plant	11,056,906	10,336,405
Other equipment	422,520	396,767
Construction in progress	128,970	228,670

	$11,718,948	11,072,394

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2004	2003
Accounts payable	$42,632	22,448
Program license fees	131,999	112,186
Pole rental	128,154	159,804
Franchise fees	41,429	38,359
Copyright Fees	20,489	20,488
Interest	13,790	—
Property Taxes	—	10,410
Other	31,461	17,457

	$409,954	381,152

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(8)	Term Loan

In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants; 4.44% as of December 31, 2004. Principal payment plus interest are due quarterly until maturity on December 31, 2007. In connection with the credit amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of December 31, 2004 and 2003, the balance of the term loan agreement was $3,487,718 and 54,457,696, respectively.

     Annual maturities of the term loan after December 31,2004 are as follows:

2005	$200,000
2006	200,000
2007	3,087,718

$3,487,718

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.00 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At December 31, 2004, the Partnership was out of compliance with its Cash Flow Coverage Ratio, however, a waiver has been obtained.

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

There was no taxable income to the limited partners in any of the three years in the periods ended December 31, 2004. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under accounting principles generally accepted in the United States of America. Traditionally, there are no other significant differences between taxable income and net income (loss) reported in the statements of operations.

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $12,350, $11,700, and $11,925, in 2004, 2003, and 2002, respectively. There was no rental expense attributable to discontinued operations, related to these leases in 2003 or 2002. Minimum lease payments through the end of the lease terms are as follows:

2005	$18,700
2006	15,325
2007	12,800
2008	5,800
2009	5,800
Thereafter	42,600

$101,025

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2004, 2003, and 2002 was $112,631, $106,187, and $102,510. Rent expense incurred for pole rentals attributable to discontinued operations for the years ended December 31, 2003 and 2002 was $3,299 and $19,070, respectively.

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(b)	Effects of Regulation

The operation of a cable system is extensively regulated at the federal, local and, in some instances, state levels. The Cable Communication Policy Act of 1984, the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the 1996 Telecommunications Act (the 996 Telecom Act, and, collectively, the Cable Act) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

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

In a particular effort to case the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing for basic service tier programming. All of Northland’s systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

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

Must Cany and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carnage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast station electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31,2004 and 2003

stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions.

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

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

(11)	System Sale

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around the community of La Conner, Washington (the La Conner System). The La Conner System served approximately 1,600 subscribers, and was sold at a price of approximately $3,200,000 of which the Partnership received approximately $3,000,000 at closing. Substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement. The sales price was adjusted at closing for the proration of certain revenues and expenses, and approximately $200,000 was held in escrow and released to the Partnership in March of 2004. These proceeds were also used to pay down amounts outstanding under the Partnership’s term loan agreement.

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

The revenue, expenses and other items attributable to the operations of the La Conner System for the period from January 1, 2003 to March 11, 2003 (the date of the sale of the La Conner System), and for the year ended December 31, 2002 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	2003	2002
Service revenues	$185,282	976,537

Expenses:
Operating (including $5,533 and $28,982 paid to affiliates in 2003 and 2002, respectively)	18,221	115,229
General and administrative (including $21,352, and $107,980 paid to affiliates in 2003, and 2002, respectively)	49,684	248,964
Programming (including $11,461 and $69,192 paid to affiliates in 2003 and and 2002, respectively)	67,213	326,228
Depreciation and amortization	30,945	173,897

Income from operations	19,219	112,219

Other income (expense):
Interest expense	(37,161)	(158,204)
Gain on sale of system	1,368,887	—

Income (loss) from operations of La Conner system, net	$1,350,945	(45,985)

(Continued)

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2004 and 2003

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

(12)	Solicitation of Interest from Potential Buyers

During 2003 and 2004, the General Partner was working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September 2003, the broker contacted numerous potential purchasers and solicited their respective expressions of interest. In response to that solicitation, several qualified purchasers expressed various degrees of interest in purchasing one or more of the cable systems owned by the Partnership.

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

It is management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, the General Partner will continue the current process of soliciting offers from potential purchasers with the goal of securing more than one viable offer for the partnership’s cable systems, however, the ultimate outcome of these activities can not be forecasted at this time.