Form 10-Q
period 2005-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2005-05-16
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2005

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

Yes ☑ No ☐

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS

Cash	$368,182	$221,236
Accounts receivable, net	37,855	60,008
Due from affiliates	38,905	6,673
Prepaid expenses	48,210	45,788
Property and equipment, net of accumulated depreciation of $7,260,728 and $8,843,351 respectively	2,817,028	2,875,597
Franchise agreements, net of accumulated amortization of $1,907,136 and $2,047,659	3,152,202	3,321,069
Loan fees, net of accumulated amortization of $71,566 and $70,191, respectively	14,664	16,039

Total assets	$6,477,046	$6,546,410

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$353,565	$409,954
Due to General Partner and affiliates	59,079	67,803
Deposits	5,250	5,150
Subscriber prepayments	222,730	132,997
Term loan	2,468,768	3,487,718

Total liabilities	3,109,392	4,103,622

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(47,542)	(56,791)

	(46,542)	(55,791)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(4,706,624)	(5,622,241)

	3,414,196	2,498,579

Total partners’ capital (deficit)	3,367,654	2,442,788

Total liabilities and partners’ capital (deficit)	$6,477,046	$6,546,410

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2005	2004
Service revenues	$880,610	$841,481

Expenses:
Operating (including $11,641 and $15,722 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	105,088	92,610
General and administrative (including $101,878 and $95,300 to affiliates in 2005 and 2004, respectively)	221,862	229,496
Programming (including $12,240 and $7,203 to affiliates in 2005 and 2004, respectively)	278,498	255,252
Depreciation and amortization	146,683	229,884

	752,131	807,242

Income from operations	128,479	34,239

Other income (expense):
Interest expense and amortization of loan fees	(29,144)	(29,230)
Interest income and other, net	25,795	22

	(3,349)	(29,208)

Income from continuing operations	$125,130	$5,031

Discontinued operations (Note 4)
Income from operations of Marion and Eutaw systems, net (including gain on sale of system of $756,130 in 2005)	799,736	21,968

Net income	$924,866	$26,999

Allocation of net income:

General Partner	$9,249	$270

Limited Partners	$915,617	$26,729

Net income from continuing operations per limited partnership unit (19,087 units)	$7	$0

Net income from discontinued operations per limited partnership unit (19,087 units)	$42	$1

Net income per limited partnership unit:(19,087 units)	$48	$1

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$924,866	$26,999
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	148,368	273,759
Amortization of loan fees	1,375	1,426
Gain on sale of assets	(756,130)	—
Other	4,139	—
(Increase) decrease in operating assets:
Accounts receivable	10,910	36,196
Due from affiliates	(32,232)	(8,191)
Prepaid expenses	(8,119)	(8,621)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(56,138)	(65,228)
Due to General Partner and affiliates	(8,724)	(13,458)
Subscriber prepayments and deposits	107,052	16,584

Net cash provided by operating activities	335,367	259,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(148,421)	(209,370)
Proceeds from sale of system	978,950	194,871

Net cash provided by (used in) investing activities	830,529	(14,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,018,950)	(200,000)

Net cash used in financing activities	(1,018,950)	(200,000)

INCREASE IN CASH	146,946	44,967

CASH, beginning of period	221,236	493,469

CASH, end of period	$368,182	$538,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$51,691	$35,917

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2005, its statements of operations for the three months ended March 31, 2005 and 2004, and its statements of cash flows for the three months ended March 31, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable system in and around Marion and Eutaw, Alabama, which served approximately 1,500 subscribers. This filing and the accompanying financial statements present the results of operations and sale of the Marion and Eutaw systems as discontinued operations.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2005 (9 months)	3,971
2006	5,346
2007	5,347

$14,664

(3) Term Loan

     In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants. Principal payments plus interest are due quarterly until maturity on December 31, 2007. In connection with the amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of March 31, 2005, the balance of the term loan agreement was $2,468,768.

     Annual maturities of the term loan after March 31, 2005 are as follows:

2005 (9 months)	$150,000
2006	200,000
2007	2,118,768

$2,468,768

     Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At March 31, 2005, the Partnership was in compliance with the terms of the agreement.

As of the date of this filing, the balance under the credit facility is $2,468,768 bearing interest at a LIBOR based rate of 5.13%. This interest rate expires June 30, 2005, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

(4) System Sale

On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable system in and around the communities of Marion and Eutaw, Alabama. The Marion and Eutaw systems served approximately 1,500 subscribers, and were sold at a price of $978,950, net of working capital adjustments, all of which the Partnership received at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement.

The sale was made pursuant to an offer by Sky Cablevision of Greene County, which was formalized in a Purchase and Sale Agreement dated March 10, 2005. Based on the offer made by Sky Cablevision of Greene County, management determined that acceptance would be in the best economic interest of the Partnership, and that the sale was not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Partnership could have continued existing operations and met all obligations as they became due.

The assets and liabilities attributable to the Marion and Eutaw systems as of December 31, 2004 consisted of the following:

As of
December 31, 2004
Cash	$1,996
Accounts receivable	20,990
Prepaid expenses	6,202

Property and equipment (net of accumulated depreciation of $1,729,304)	56,175

Franchise agreements (net of accumulated amortization of $140,523)	168,865

Total assets	$254,228

Accounts payable and accrued expenses	39,599
Subscriber prepayments	15,993

Total liabilities	$55,592

In addition, the revenue, expenses and other items attributable to the operations of the Marion and Eutaw systems for the period from January 1, 2005 to March 21, 2005 (the date of the sale of the systems), and for the three months ended March 31, 2004 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the three months ended March 31,
	2005	2004
Service revenues	$146,662	$178,181

Expenses:
Operating (including $1,993 to affiliates in 2004)	8,535	12,002
General and administrative (including $23,274 and $21,526 to affiliates in 2005 and 2004, respectively)	34,045	36,797
Programming	47,580	55,416
Depreciation and amortization	1,685	43,875
Gain on sale of systems	(756,130)	—

	(664,285)	148,090

Income from operations	810,947	30,091

Other income (expense):
Interest expense and amortization of loan fees	(11,211)	(8,123)

Income from operations of

Marion and Eutaw systems, net	$799,736	$21,968

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of Marion and Eutaw systems.

PART I (continued)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Results of Continuing Operations — Three Months Ended March 31, 2005 and 2004

Revenues attributable to continuing operations totaled $880,610 for the three months ended March 31, 2005, representing an increase of $39,129 or approximately 5% over the same period in 2004. Rate increases implemented during 2004 and increased revenue from the Partnership’s high speed Internet product were offset by decreases in subscribers. Total basic subscribers attributable to continuing operations decreased from 6,427 as of March 31, 2004 to 5,984 as of March 31, 2005. The loss in subscribers is a result of several factors including competition from DBS providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.

Of these revenues, $651,603 (74%) was derived from basic services, $45,445 (5%) from premium services, $56,779 (7%) from expanded basic services, $6,741 (1%) from digital services, $43,580 (5%) from high speed Internet services, $29,127 (3%) from advertising, $17,830 (2%) from late fees and $29,505 (3%) from other sources.

Cable system operating expenses attributable to continuing operations totaled $105,088 for the three months ended March 31, 2005, representing an increase of $12,478 or approximately 13% over the same period in 2004. Such increase is primarily attributable to increased operating salaries and increased pole rental expense in certain of the Partnership’s systems.

General and administrative expenses attributable to continuing operations totaled $221,862 for the three months ended March 31, 2005, representing a decrease of $7,634 or approximately 3% over the same period in 2004. This decrease is primarily attributable to decreases in bad debt expenses, audit fees and other general overhead costs.

Programming expenses attributable to continuing operations totaled $281,449 for the three months ended March 31, 2005, representing an increase of $26,197 or approximately 10% over the same period in 2004. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with the Partnership’s high speed Internet product.

Depreciation and amortization expense attributable to continuing operations for the three months ended March 31, 2005 decreased approximately 36% from $229,884 for the three months ended March 31, 2004 to $146,683 for the three months ended March 31, 2005. Such decrease is attributable certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations for the three months ended March 31, 2005 remained relatively constant with the same period in 2004. The effect of routine principal payments was offset by an increase in interest rates.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.

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

Net cash provided by operating activities totaled $335,367 for the three months ended March 31, 2005. Adjustments to the $924,866 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain on the sale of the Marion and Eutaw systems of $756,130, offset by depreciation and amortization of $148,368 and changes in other operating assets and liabilities of $12,749.

Net cash provided by investing activities consisted of proceeds from the sale of the Marion and Eutaw systems of $978,950, offset by $148,421 in capital expenditures for the three months ended March 31, 2005.

Net cash used in financing activities for the three months ended March 31, 2005, consisted of $1,018,950 in principal payments on long-term debt.

Term Loan

     In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants. Principal payments plus interest are due quarterly until maturity on December 31, 2007. In connection with the amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of March 31, 2005, the balance of the term loan agreement was $2,468,768.

     Annual maturities of the term loan after March 31, 2005 are as follows:

2005 (9 months)	$150,000
2006	200,000
2007	2,118,768

$2,468,768

     Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. At March 31, 2005, the Partnership was in compliance with the terms of the agreement.

As of the date of this filing, the balance under the credit facility is $2,468,768 bearing interest at a LIBOR based rate of 5.13%. This interest rate expires June 30, 2005, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

System Sale

On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable system in and around the communities of Marion and Eutaw, Alabama. The Marion and Eutaw systems served approximately 1,500 subscribers, and were sold at a price of $978,950, net of working capital adjustments, all of which the Partnership received at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement.

The sale was made pursuant to an offer by Sky Cablevision of Greene County, which was formalized in a Purchase and Sale Agreement dated March 10, 2005. Based on the offer made by Sky Cablevision of Greene County, management determined that acceptance would be in the best economic interest of the Partnership, and that the sale was not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Partnership could have continued existing operations and met all obligations as they became due.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2005:

		Payments Due By Period
		Less than 1	1 - 3	3 - 5	More than
	Total	year	years	years	5 years

Notes payable	$2,468,768	$200,000	$2,268,768	$—	$—
Minimum operating lease payments	97,800	18,700	24,900	11,600	42,600

Total	$2,566,568	$218,700	$2,293,668	$11,600	$42,600

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.

Capital Expenditures

During the first quarter of 2005, the Partnership paid approximately $148,000 in capital expenditures. These expenditures include the continuation of a two-way system plant upgrade to 450 MHz in the Aliceville, AL system, which expands the continued launch of high-speed Internet services, and the continued deployment of new high-speed Internet services in the Swainsboro, GA system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.

The Company plans to invest approximately $657,000 in capital expenditures during the remainder of 2005. Planned expenditures include the continuation of distribution plant upgrades in both systems, the launch of new digital services in Aliceville, potential line extension opportunities and the continued deployment of high-speed Internet services.

Recently Issued Accounting Pronouncements

In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 does not have a material impact on the Partnership’s financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $25,000.

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

There has been no change in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

     None

ITEM 3 Defaults upon senior securities

     None

ITEM 4 Submission of matters to a vote of security holders

     None

ITEM 5 Other information

     None

ITEM 6 Exhibits and Reports on Form 8-K

     (a) Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 12, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 12, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 12, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 12, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

     (b) Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	5-16-05

Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	5-16-05

Gary S. Jones