Form 10-Q
period 2005-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2005-08-15
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 2005
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
Yes  ☐   No  ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2005	2004
ASSETS

Cash	$76,395	$221,236
Accounts receivable, net	37,352	60,008
Due from affiliates	35,091	6,673
Prepaid expenses	46,185	45,788
Property and equipment, net of accumulated depreciation of $7,412,459 and $8,843,351 respectively	2,999,371	2,875,597
Franchise agreements, net of accumulated amortization of $1,907,136 and $2,047,659	3,152,202	3,321,069
Loan fees, net of accumulated amortization of $72,940 and $70,191, respectively	13,290	16,039

Total assets	$6,359,886	$6,546,410

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$482,414	$409,954
Due to General Partner and affiliates	2,907	67,803
Deposits	4,750	5,150
Subscriber prepayments	215,807	132,997
Term loan	2,418,768	3,487,718

Total liabilities	3,124,646	4,103,622

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(48,866)	(56,791)

	(47,866)	(55,791)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(4,837,714)	(5,622,241)

	3,283,106	2,498,579

Total partners’ capital (deficit)	3,235,240	2,442,788

Total liabilities and partners’ capital (deficit)	$6,359,886	$6,546,410

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2005	2004
Service revenues	$1,726,682	$1,695,768

Expenses:
Operating (including $39,581 and $35,805 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	211,864	176,951
General and administrative (including $195,302 and $196,558 to affiliates in 2005 and 2004, respectively)	631,090	456,518
Programming (including $(690) and $15,975 to affiliates in 2005 and 2004, respectively)	555,815	521,668
Depreciation and amortization	298,413	464,396
Loss on disposal of assets	859	1,453

	1,698,041	1,620,986

Income from operations	28,641	74,782

Other income (expense):
Interest expense and amortization of loan fees	(62,501)	(54,913)
Interest income and other, net	26,576	150

	(35,925)	(54,763)

(Loss) income from continuing operations	$(7,284)	$20,019

Discontinued operations (Note 4)
Income from operations of Marion and Eutaw systems, net (including gain on sale of system of $756,130 in 2005)	799,736	43,806

Net income	$792,452	$63,825

Allocation of net income:

General Partner	$7,925	$638

Limited Partners	$784,527	$63,187

Net income from continuing operations per limited partnership unit (19,087 units)	$(0)	$1

Net income from discontinued operations per limited partnership unit (19,087 units)	$41	$2

Net income per limited partnership unit: (19,087 units)	$41	$3

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2005	2004
Service revenues	$846,075	$854,285

Expenses:
Operating (including $18,675 and $20,083 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	106,777	84,340
General and administrative (including $100,406 and $101,258 to affiliates in 2005 and 2004, respectively)	409,229	227,022
Programming (including $(833) and $8,445 to affiliates in 2005 and 2004, respectively)	277,314	266,415
Depreciation and amortization	151,731	234,512
Loss on disposal of assets	859	1,453

	945,910	813,742

(Loss) income from operations	(99,835)	40,543

Other income (expense):
Interest expense and amortization of loan fees	(33,358)	(25,685)
Interest income and other, net	780	128

	(32,578)	(25,557)

(Loss) income from continuing operations	$(132,413)	$14,986

Discontinued operations (Note 4)
Income from operations of Marion and Eutaw systems, net	—	21,840

Net income	$(132,413)	$36,826

Allocation of net (loss) income:

General Partner	$(1,324)	$368

Limited Partners	$(131,089)	$36,458

Net (loss) income from continuing operations per limited partnership unit (19,087 units)	$(7)	$1

Net income from discontinued operations per limited partnership unit (19,087 units)	$—	$1

Net (loss) income per limited partnership unit: (19,087 units)	$(7)	$2

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$792,452	$63,825
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	300,098	552,296
Amortization of loan fees	2,750	2,800
Gain on sale of assets	(755,271)	1,453
Other	7,155	—
(Increase) decrease in operating assets:
Accounts receivable	11,413	24,775
Due from affiliates	(28,418)	(5,412)
Prepaid expenses	(6,094)	(10,011)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	71,852	(83,059)
Due to General Partner and affiliates	(64,896)	(29,437)
Subscriber prepayments and deposits	99,629	(27,909)

Net cash provided by operating activities	430,670	489,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(485,511)	(402,872)
Proceeds from sale of system	978,950	194,871

Net cash provided by (used in) investing activities	493,439	(208,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,068,950)	(569,978)

Net cash used in financing activities	(1,068,950)	(569,978)

DECREASE IN CASH	(144,841)	(288,658)

CASH, beginning of period	221,236	493,469

CASH, end of period	$76,395	$204,811

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$83,869	$68,207

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2005, its statements of operations for the six and three months ended June 30, 2005 and 2004, and its statements of cash flows for the six months ended June 30, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.
On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable systems in and around Marion and Eutaw, Alabama, which served approximately 1,500 subscribers. This filing and the accompanying financial statements present the results of operations and sale of the Marion and Eutaw systems as discontinued operations.
In August of 2005, the Partnership settled a legal claim made by a former employee. Under the settlement, the Partnership is to pay the employee $75,000 in damages, fees and costs. In addition, the Partnership has incurred approximately $110,000 in legal fees during the three months ended June 30, 2005 associated with the defense of this claim. The Partnership has accrued for both the settlement to the employee and the associated legal fees in the accompanying financial statements. These amounts impact the calculation of the Funded Debt to Cash Flow Ratio and the Cash Flow to Debt Service Ratio under the terms of the Partnership’s term loan agreement. As a result, the Partnership was out of compliance with both of these ratios as of June 30, 2005, however, appropriative waivers have been obtained.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2005 (6 months)	2,597
2006	5,346
2007	5,347

$13,290

(3) Term Loan
In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants. Principal payments plus interest are due quarterly until maturity on December 31, 2007. In connection with the amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of June 30, 2005, the balance of the term loan agreement was $2,418,768.

Annual maturities of the term loan after June 30, 2005 are as follows:

2005 (6 months)	$100,000
2006	200,000
2007	2,118,768

$2,418,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow to Debt Service Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement.
In August of 2005, the Partnership settled a legal claim made by a former employee. Under the settlement, the Partnership is to pay the employee $75,000 in damages, fees and costs. In addition, the Partnership has incurred approximately $110,000 in legal fees during the three months ended June 30, 2005 associated with the defense of this claim. The Partnership has accrued for both the settlement to the employee and the associated legal fees in the accompanying financial statements. These amounts impact the calculation of the Funded Debt to Cash Flow Ratio and the Cash Flow to Debt Service Ratio under the terms of the Partnership’s term loan agreement. As a result, the Partnership was of compliance with both of these ratios as of June 30, 2005, however, appropriate waivers have been obtained.
As of the date of this filing, the balance under the credit facility is $2,418,768 bearing interest at a LIBOR based rate of 5.50%. This interest rate expires September 30, 2005, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.
(4) System Sale
On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Marion and Eutaw, Alabama. The Marion and Eutaw systems served approximately 1,500 subscribers, and were sold at a price of $978,950, net of working capital adjustments, all of which the Partnership received at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement.
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

In addition, the revenue, expenses and other items attributable to the operations of the Marion and Eutaw systems for the period from January 1, 2005 to March 21, 2005 (the date of the sale of the systems), and for the six and three months ended June 30, 2004 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the six months
	ended June 30,
	2005	2004
Service revenues	$146,662	$352,038

Expenses:
Operating (including $0 and $4,340 to affiliates in 2005 and 2004, respectively)	8,535	23,417
General and administrative (including $23,274 and $44,307 to affiliates in 2005 and 2004, respectively)	34,045	77,225
Programming	47,580	103,585
Depreciation and amortization	1,685	87,900
Gain on disposal of assets	(756,130)	—

	(644,285)	292,127

Income from operations	810,947	59,911

Other income (expense):
Interest expense and amortization of loan fees	(11,211)	(16,105)

Income from operations of Marion and Eutaw systems, net	$799,736	$43,806

For the three months
ended June 30,
2004
Service revenues	$173,859

Expenses:
Operating (including $2,347 paid to affiliates)	11,416
General and administrative (including $22,781 paid to affiliates)	40,428
Programming	48,170
Depreciation and amortization	44,025

144,039

Income from operations	29,820

Other expense:
Interest expense and amortization of loan fees	(7,980)

Income from operations of Marion and Eutaw systems, net	$21,840

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Six Months Ended June 30, 2005 and 2004
Total basic subscribers attributable to continuing operations decreased from 6,125 as of December 31, 2004 to 5,711 as of June 30, 2005. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenues attributable to continuing operations totaled $1,726,682 for the six months ended June 30, 2005, representing an increase of $30,914 or approximately 2% over the same period in 2004. Revenues from continuing operations for the six months ended June 30, 2005 were comprised of the following sources:
•	$1,275,380 (74%) from basic services

•	$103,964 (6%) from expanded basic services

•	$96,424 (6%) from high speed Internet services

•	$86,632 (5%) from premium services

•	$59,917 (3%) from advertising

•	$34,739 (2%) from late fees

•	$14,799 (1%) from digital services

•	$54,827 (3%) from other sources
Average monthly revenue per subscriber increased $4.27 or approximately 10% from $44.39 for the six months ended June 30, 2004 to $48.66 for the six months ended June 30, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue, offset by the aforementioned decrease in subscribers.
Cable system operating expenses attributable to continuing operations totaled $211,864 for the six months ended June 30, 2005, representing an increase of $34,913 or approximately 20% over the same period in 2004. Such increase is primarily attributable to increased operating salaries and increased pole rental expense in certain of the Partnership’s systems.
General and administrative expenses attributable to continuing operations totaled $631,090 for the six months ended June 30, 2005, representing an increase of $174,572 or approximately 38% over the same period in 2004. This increase is primarily attributable to increased legal fees associated with a claim made by a former employee and increased audit fees, offset by decreases in marketing expenses, franchise fees, property taxes and other general overhead costs.
Programming expenses attributable to continuing operations totaled $555,815 for the six months ended June 30, 2005, representing an increase of $34,147 or approximately 7% over the same period in 2004. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with the Partnership’s high-speed Internet product, offset by the aforementioned decrease in subscribers.
Depreciation and amortization expense attributable to continuing operations for the six months ended June 30, 2005 decreased approximately 36% from $464,396 for the six months ended June 30, 2004 to $298,413 for the six months ended June 30, 2005. Such decrease is attributable certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations for the six months ended June 30, 2005 increased approximately 14% from $54,913 for the six months ended Just 30, 2004 to $62,501 for the six months ended June 30, 2005. The effect of routine principal payments was offset by an increase in interest rates.

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.
Results of Continuing Operations — Three Months Ended June 30, 2005 and 2004
Total basic subscribers attributable to continuing operations decreased from 5,984 as of March 31, 2005 to 5,711 as of June 30, 2005.
Revenues attributable to continuing operations totaled $846,075 for the three months ended June 30, 2005, representing a decrease of $8,210 or approximately 1% over the same period in 2004. Revenues from continuing operations for the three months ended June 30, 2005 were comprised of the following sources:
•	$623,778 (74%) from basic services

•	$52,845 (6%) from high speed Internet services

•	$47,185 (5%) from expanded basic services

•	$41,189 (5%) from premium services

•	$30,790 (4%) from advertising

•	$16,910 (2%) from late fees

•	$8,058 (1%) from digital services

•	$25,320 (3%) from other sources
Average monthly revenue per subscriber increased $3.71 or approximately 8% from $45.00 for the three months ended June 30, 2004 to $48.71 for the three months ended June 30, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue, offset by the aforementioned decrease in subscribers.
Cable system operating expenses attributable to continuing operations totaled $106,777 for the three months ended June 30, 2005, representing an increase of $22,437 or approximately 27% over the same period in 2004. Such increase is primarily attributable to increased operating salaries and increased pole rental expense in certain of the Partnership’s systems.
General and administrative expenses attributable to continuing operations totaled $409,229 for the three months ended June 30, 2005, an increase of $182,207 or approximately 80% over the same period in 2004. Increases in legal fees associated with a claim made by a former employee were offset by decreased marketing expenses, franchise fees and property taxes were offset by an increase in.
Programming expenses attributable to continuing operations totaled $277,314 for the three months ended June 30, 2005, representing an increase of $10,899 or approximately 4% over the same period in 2004. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with the Partnership’s high-speed Internet product, offset by the decrease in subscribers discussed above.
Depreciation and amortization expense attributable to continuing operations for the three months ended June 30, 2005 decreased approximately 35% from $234,512 for the three months ended June 30, 2004 to $151,731 for the three months ended June 30, 2005. Such decrease is attributable certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations for the three months ended June 30, 2005 increased approximately 30% from $25,685 for the three months ended Just 30, 2004 to $33,358 for the three months ended June 30, 2005. The effect of routine principal payments was offset by an increase in interest rates.
The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.

Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations and sales of systems. The Partnership generates cash through the monthly billing of subscribers for cable services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, debt service, planned capital expenditures and working capital needs over the next twelve-month period.
Net cash provided by operating activities totaled $430,670 for the six months ended June 30, 2005. Adjustments to the $792,452 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain on sale of assets, related primarily to the sale of the Marion and Eutaw systems, of $755,271, offset by depreciation and amortization of $300,098 and changes in other operating assets and liabilities of $83,486.
Net cash provided by investing activities consisted of proceeds from the sale of the Marion and Eutaw systems of $978,950, offset by $485,511 in capital expenditures for the six months ended June 30, 2005.
Net cash used in financing activities for the six months ended June 30, 2005, consisted of $1,068,950 in principal payments on long-term debt.
Term Loan
In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants. Principal payments plus interest are due quarterly until maturity on December 31, 2007. In connection with the amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of June 30, 2005, the balance of the term loan agreement was $2,418,768.
Annual maturities of the term loan after June 30, 2005 are as follows:

2005 (6 months)	$100,000
2006	200,000
2007	2,118,768

$2,418,768

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
In August of 2005, the Partnership settled a legal claim made by a former employee. Under the settlement, the Partnership is to pay the employee $75,000 in damages, fees and costs. In addition, the Partnership has incurred approximately $110,000 in legal fees during the three months ended June 30, 2005 associated with the defense of this claim. The Partnership has accrued for both the settlement to the employee and the associated legal fees in the accompanying financial statements. These amounts impact the calculation of the Funded Debt to Cash Flow Ratio and the Cash Flow to Debt Service Ratio under the terms of the Partnership’s term loan agreement. As a result, the Partnership was of compliance with both of these ratios as of June 30, 2005, however, appropriate waivers have been obtained.
As of the date of this filing, the balance under the credit facility is $2,418,768 bearing interest at a LIBOR based rate of 5.50%. This interest rate expires September 30, 2005, at which time a new rate will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

System Sale
On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable systems in and around the communities of Marion and Eutaw, Alabama. The Marion and Eutaw systems served approximately 1,500 subscribers, and were sold at a price of $978,950, net of working capital adjustments, all of which the Partnership received at closing. The sales price was adjusted at closing for the proration of certain revenues and expenses and substantially all of the proceeds were used to pay down amounts outstanding under the Partnership’s term loan agreement.
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
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2005:

		Payments Due By Period
			1 – 3	3 – 5	More than
	Total	Less than 1 year	years	years	5 years

Notes payable	$2,418,768	$200,000	$2,218,768	$—	$—
Minimum operating lease payments	94,475	17,575	22,800	11,600	42,500

Total	$2,513,243	$217,575	$2,241,568	$11,600	$42,500

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first half of 2005, the Partnership paid approximately $485,511 in capital expenditures. These expenditures include the continuation of a two-way system plant upgrade to 450 MHz in the Aliceville, AL system, which expands the continued launch of high-speed Internet services, and the continued deployment of new high-speed Internet services in the Swainsboro, GA system.
The Company plans to invest approximately $240,000 in capital expenditures during the remainder of 2005. Planned expenditures include the continuation of a distribution plant upgrade in Aliceville, AL, the launch of new digital services in Aliceville, and the continued deployment of high-speed Internet services in both systems.
Solicitation of Interest From Potential Purchasers
The General Partner is working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. The General Partner anticipates that potential bids, if any, will be received in September of 2005, at which time the General Partner will begin its evaluation process.

Recently Issued Accounting Pronouncements
In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financials statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies the assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 did not have a material impact on the Partnership’s financial statements.
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
Allocation of Interest Expense to Discontinued Operations - The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.

Discontinued operations — The determination as to whether the sale of system assets constitutes discontinued operations involves substantial judgment, specifically as to whether the sold assets represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. This judgment involves consideration of the extent of cash flows from revenues, direct costs, shared costs and allocated costs. In March 2005, the Partnership sold two headends (Marion and Eutaw), which management determined to represent a discontinued operation by evaluating the cash flows from revenues and the costs to operate these headends. Since the judgment as to whether sold assets represent a discontinued operation depends on the facts of each specific situation, the determination as to whether any future system sales are accounted for as a discontinued operation will be made on the basis of the specific facts at that time.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $24,000.
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
There has been no change in the Partnership’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
     In July of 2005, the Partnership settled an ongoing claim filed by a previous employee for approximately $75,000.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 15, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 15, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 15, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 15, 2005 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE
/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	8-15-05
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	8-15-05
Gary S. Jones