Form 10-Q
period 2005-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2005-11-14
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number:      0-18307
Northland Cable Properties Eight Limited Partnership
(Exact Name of Registrant as Specified in Charter)

Washington	91-1423516

(State of Organization)	(I.R.S. Employer Identification No.)

101 Stewart Street, Suite 700, Seattle, Washington	98101

(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2005	2004
ASSETS

Cash	$48,397	$221,236
Accounts receivable, net	88,581	60,008
Due from affiliates	30,803	6,673
Prepaid expenses	56,070	45,788
Property and equipment, net of accumulated depreciation of $7,571,808 and $8,843,351 respectively	3,057,967	2,875,597
Franchise agreements, net of accumulated amortization of $1,907,136 and $2,047,659	3,152,202	3,321,069
Loan fees, net of accumulated amortization of $74,316 and $70,191, respectively	11,914	16,039

Total assets	$6,445,934	$6,546,410

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$529,920	$409,954
Due to General Partner and affiliates	78,856	67,803
Deposits	4,700	5,150
Subscriber prepayments	219,910	132,997
Term loan	2,368,768	3,487,718

Total liabilities	3,202,154	4,103,622

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(48,781)	(56,791)

	(47,781)	(55,791)

Limited Partners:
Contributed capital, net	8,120,820	8,120,820
Accumulated deficit	(4,829,259)	(5,622,241)

	3,291,561	2,498,579

Total partners’ capital (deficit)	3,243,780	2,442,788

Total liabilities and partners’ capital (deficit)	$6,445,934	$6,546,410

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2005	2004
Service revenues	$2,563,447	$2,542,718

Expenses:
Operating (including $52,738 and $52,482 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	309,942	273,384
General and administrative (including $298,914 and $300,801 to affiliates in 2005 and 2004, respectively)	867,172	679,583
Programming (including $547 from affiliates and $29,747 to affiliates in 2005 and 2004, respectively)	832,546	791,873
Other operating loss	23,787	—
Depreciation and amortization	457,762	701,548
Loss on disposal of assets	859	1,639

	2,492,068	2,448,027

Income from operations	71,379	94,691

Other income (expense):
Interest expense and amortization of loan fees	(97,227)	(91,429)
Interest income and other, net	27,104	258

	(70,123)	(91,171)

Income from continuing operations	$1,256	$3,520

Discontinued operations (Note 4) Income from operations of Marion and Eutaw systems, net (including gain on sale of system of $756,130 in 2005)	799,736	68,809

Net income	$800,992	$72,329

Allocation of net income:

General Partner	$8,010	$723

Limited Partners	$792,982	$71,606

Net income from continuing operations per limited partnership unit (19,087 units)	$—	$—

Net income from discontinued operations per limited partnership unit (19,087 units)	$41	$4

Net income per limited partnership unit:
(19,087 units)	$42	$4

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2005	2004
Service revenues	$836,765	$846,953

Expenses:
Operating (including $13,157 and $16,677 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	98,078	96,434
General and administrative (including $103,612 and $104,243 to affiliates in 2005 and 2004, respectively)	236,082	223,065
Programming (including $143 and $13,772 to affiliates in 2005 and 2004, respectively)	276,731	270,206
Other operating loss	23,787	—
Depreciation and amortization	159,349	237,152
Loss on disposal of assets	—	186

	794,027	827,043

Income from operations	42,738	19,910

Other income (expense):
Interest expense and amortization of loan fees	(34,726)	(27,997)
Interest income and other, net	528	107

	(34,198)	(27,890)

Income (loss) from continuing operations	$8,540	$(7,980)

Discontinued operations (Note 4)
Income from operations of Marion and Eutaw systems, net	—	16,484

Net income	$8,540	$8,504

Allocation of net income:

General Partner	$85	$85

Limited Partners	$8,455	$8,419

Net income (loss) from continuing operations per limited partnership unit (19,087 units)	$—	$—

Net income from discontinued operations per limited partnership unit (19,087 units)	$—	$1

Net income per limited partnership unit:
(19,087 units)	$—	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$800,992	$72,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	459,447	833,548
Amortization of loan fees	4,125	4,175
(Gain) loss on sale of assets	(755,271)	1,639
Other	9,260	—
(Increase) decrease in operating assets, net of systems sold:
Accounts receivable	(39,816)	14,103
Due from affiliates	(24,130)	(16,294)
Prepaid expenses	(15,979)	(45,344)
Increase (decrease) in operating liabilities, net of systems sold:
Accounts payable and accrued expenses	119,359	(37,948)
Due to General Partner and affiliates	11,053	(76,142)
Subscriber prepayments and deposits	103,682	(17,856)

Net cash provided by operating activities	672,722	732,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(705,561)	(464,843)
Proceeds from sale of system	978,950	194,871

Net cash provided by (used in) investing activities	273,389	(269,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(1,118,950)	(769,978)

Net cash used in financing activities	(1,118,950)	(769,978)

DECREASE IN CASH	(172,839)	(307,740)

CASH, beginning of period	221,236	493,469

CASH, end of period	$48,397	$185,729

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$117,866	$80,714

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2005, its statements of operations for the nine and three months ended September 30, 2005 and 2004, and its statements of cash flows for the nine months ended September 30, 2005 and 2004. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.
On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable systems in and around Marion and Eutaw, Alabama, which served approximately 1,500 subscribers. This filing and the accompanying financial statements present the results of operations and sale of the Marion and Eutaw systems as discontinued operations.
In August of 2005, the Partnership settled a legal claim made by a former employee. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim. The Partnership has recorded both the settlement to the employee and the associated legal fees in the accompanying financial statements. These amounts impacted the calculation of the Funded Debt to Cash Flow Ratio and the Cash Flow to Debt Service Ratio for the quarter ended June 30, 2005 under the terms of the Partnership’s term loan agreement. As a result, the Partnership was out of compliance with both of these ratios as of June 30, 2005, however, appropriative waivers were obtained.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2005 (3 months)	1,221
2006	5,346
2007	5,347

$11,914

(3) Term Loan
In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants. Principal payments plus interest are due quarterly until maturity on December 31, 2007. In connection with the amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of September 30, 2005, the balance of the term loan agreement was $2,368,768.

Annual maturities of the term loan after September 30, 2005 are as follows:

2005 (3 months)	$50,000
2006	200,000
2007	2,118,768

$2,368,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow to Debt Service Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2005, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,368,768 and applicable interest rates are as follows: $2,318,768 at a LIBOR based interest rate of 6.25% and $50,000 at a base rate based interest rate of 7.25%. These interest rates expire during the fourth quarter of 2005, at which time, new rates will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.
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

In addition, the revenue, expenses and other items attributable to the operations of the Marion and Eutaw systems for the period from January 1, 2005 to March 21, 2005 (the date of the sale of the systems), and for the nine and three months ended September 30, 2004 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	For the nine months ended September 30,
	2005	2004
Service revenues	$146,662	$524,471

Expenses:
Operating (including $0 and $6,452 to affiliates in 2005 and 2004, respectively)	8,535	36,194
General and administrative (including $23,274 and $68,948 to affiliates in 2005 and 2004, respectively)	34,045	117,622
Programming	47,580	152,964
Depreciation and amortization	1,685	132,000
Gain on disposal of assets	(756,130)	—

	(644,285)	438,780

Income from operations	810,947	85,691

Other income (expense):
Interest expense and amortization of loan fees	(11,211)	(16,882)

Income from operations of Marion and Eutaw systems, net	$799,736	$68,809

For the three months
ended September 30,
2004
Service revenues	$172,430

Expenses:
Operating (including $2,112 paid to affiliates)	12,776
General and administrative (including $24,641 paid to affiliates)	40,397
Programming	49,378
Depreciation and amortization	44,100

146,651

Income from operations	25,779

Other expense:
Interest expense and amortization of loan fees	(9,295)

Income from operations of Marion and Eutaw systems, net	$16,484

The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Nine Months Ended September 30, 2005 and 2004
Total basic subscribers attributable to continuing operations decreased from 6,125 as of December 31, 2004 to 5,498 as of September 30, 2005. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenues attributable to continuing operations totaled $2,563,447 for the nine months ended September 30, 2005, representing an increase of $20,729 or approximately 1% over the same period in 2004. Revenues from continuing operations for the nine months ended September 30, 2005 were comprised of the following sources:
•	$1,876,042 (73%) from basic services

•	$158,194 (6%) from expanded basic services

•	$153,418 (6%) from high speed Internet services

•	$125,730 (5%) from premium services

•	$90,579 (4%) from advertising

•	$55,464 (2%) from late fees

•	$22,526 (1%) from digital services

•	$81,494 (3%) from other sources
Average monthly revenue from continuing operations per subscriber increased $4.48 or approximately 10% from $44.67 for the nine months ended September 30, 2004 to $49.15 for the nine months ended September 30, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
Cable system operating expenses attributable to continuing operations totaled $309,942 for the nine months ended September 30, 2005, representing an increase of $36,558 or approximately 13% over the same period in 2004. Such increase is primarily attributable to increased operating salaries, increased pole rental expense and increased vehicle operating expenses.
General and administrative expenses attributable to continuing operations totaled $867,172 for the nine months ended September 30, 2005, representing an increase of $187,589 or approximately 27% over the same period in 2004. This increase is primarily attributable to increased legal fees and other costs associated with the settlement of a claim made by a former employee in August of 2005. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim. These increased legal fees and settlement costs were partially offset by decreases in marketing expenses, franchise fees and other general overhead costs for the nine months ended September 30, 2005.
Programming expenses attributable to continuing operations totaled $832,546 for the nine months ended September 30, 2005, representing an increase of $40,673 or approximately 5% over the same period in 2004. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with the Partnership’s high-speed Internet product, offset by the aforementioned decrease in subscribers.
During the nine months ended September 30, 2005, the Partnership recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita. This amount totaled $23,787 and was recorded as other operating loss from continuing operations.
Depreciation and amortization expense attributable to continuing operations for the nine months ended September 30, 2005 decreased approximately 35% from $701,548 for the nine months ended September 30, 2004 to $457,762 for the nine months ended September 30, 2005. Such decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations for the nine months ended September 30, 2005 increased approximately 6% from $91,429 for the nine months ended September 30, 2004 to $97,227 for the nine months ended September 30, 2005. The effect of routine principal payments was offset by an increase in interest rates.
The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.
Results of Continuing Operations — Three Months Ended September 30, 2005 and 2004
Total basic subscribers attributable to continuing operations decreased from 5,711 as of June 30, 2005 to 5,498 as of September 30, 2005.
Revenues attributable to continuing operations totaled $836,765 for the three months ended September 30, 2005, representing a decrease of $10,188 or approximately 1% from the same period in 2004. Revenues from continuing operations for the three months ended September 30, 2005 were comprised of the following sources:
•	$600,661 (72%) from basic services

•	$56,994 (7%) from high speed Internet services

•	$54,230 (6%) from expanded basic services

•	$39,097 (5%) from premium services

•	$30,662 (4%) from advertising

•	$20,725 (2%) from late fees

•	$7,726 (1%) from digital services

•	$26,670 (3%) from other sources
Average monthly revenue from continuing operations per subscriber increased $4.94 or approximately 11% from $45.26 for the three months ended September 30, 2004 to $50.20 for the three months ended September 30, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was offset by the aforementioned decrease in subscribers.
Cable system operating expenses attributable to continuing operations totaled $98,078 for the three months ended September 30, 2005, representing an increase of $1,644 or approximately 2% over the same period in 2004. Such increase is primarily attributable to increased operating salaries and increased vehicle operating expenses, offset by decreased pole rental expense in certain of the Partnership’s systems.
General and administrative expenses attributable to continuing operations totaled $236,082 for the three months ended September 30, 2005, an increase of $13,017 or approximately 6% over the same period in 2004. Such increase is attributable to increased administrative salaries, property taxes, property insurance and other general overhead costs.
Programming expenses attributable to continuing operations totaled $276,731 for the three months ended September 30, 2005, representing an increase of $6,525 or approximately 2% over the same period in 2004. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with the Partnership’s high-speed Internet product, offset by the decrease in subscribers discussed above.
During the three months ended September 30, 2005, the Partnership recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita. This amount totaled $23,787 and was recorded as other operating loss from continuing operations.
Depreciation and amortization expense attributable to continuing operations for the three months ended September 30, 2005 decreased approximately 33% from $237,152 for the three months ended September 30, 2004 to $159,349 for the three months ended September 30, 2005. Such decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations for the three months ended September 30, 2005 increased approximately 24% from $27,997 for the three months ended September 30, 2004 to

$34,726 for the three months ended September 30, 2005. The effect of routine principal payments was offset by an increase in interest rates.
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
Net cash provided by operating activities totaled $672,722 for the nine months ended September 30, 2005. Adjustments to the $800,992 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain on sale of assets, related primarily to the sale of the Marion and Eutaw systems, of $755,271, offset by depreciation and amortization of $459,447 and changes in other operating assets and liabilities of $154,169.
Net cash provided by investing activities consisted of proceeds from the sale of the Marion and Eutaw systems of $978,950, offset by $705,561 in capital expenditures for the nine months ended September 30, 2005.
Net cash used in financing activities for the nine months ended September 30, 2005, consisted of $1,118,950 in principal payments on long-term debt.
Term Loan
In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates vary based on certain financial covenants. Principal payments plus interest are due quarterly until maturity on December 31, 2007. In connection with the amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of September 30, 2005, the balance of the term loan agreement was $2,368,768.
Annual maturities of the term loan after September 30, 2005 are as follows:

2005 (3 months)	$50,000
2006	200,000
2007	2,118,768

$2,368,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow to Debt Service Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2005, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,368,768 and applicable interest rates are as follows: $2,318,768 at a LIBOR based interest rate of 6.25% and $50,000 at a base rate based interest rate of 7.25%. These interest rates expire during the fourth quarter of 2005, at which time, new rates will be established. This rate includes a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates.

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
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2005:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Notes payable	$2,368,768	$200,000	$2,168,768	$—	$—
Minimum operating lease payments	85,550	16,450	20,700	11,600	36,800

Total	$2,454,318	$216,450	$2,189,468	$11,600	$36,800

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2005.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the nine months ended September 30, 2005, the Partnership paid $705,561 in capital expenditures. These expenditures include the continuation of a two-way system plant upgrade to 450 MHz in the Aliceville, AL system, which expands the continued launch of high-speed Internet services, and the continued deployment of high-speed Internet services in the Swainsboro, GA system.
The Company plans to invest approximately $170,000 in capital expenditures during the remainder of 2005. Planned expenditures include the continuation of a distribution plant upgrade in Aliceville, AL, the launch of new digital services in Aliceville, and the continued deployment of high-speed Internet services in both systems.
Solicitation of Interest From Potential Purchasers
In previous filings, the General Partner disclosed that it was working with a nationally recognized brokerage firm to solicit offers from potential purchasers for the sale of the Partnership’s assets for fair value.
Despite ongoing efforts, the General Partner has been unable to secure any offers for the sale of the Partnership’s assets at this time. Management does not feel that the lack of viable purchase offers for the Partnership’s remaining cable systems reflect a lack of value in those systems or a concern over the operational capabilities of those systems. Instead, based on experience, many factors affect the market for cable television systems over time, including whether the various companies participating in the cable television industry are generally in an acquisition mode, the availability of financing through lenders or investors and the number of other systems that are either on the market or forecasted to soon be offered for sale.
It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of receiving a solid purchase offer from a financially viable purchaser at any specific time. Notwithstanding, the General Partner will continue its efforts to solicit offers from potential purchasers from time to time with the goal of securing more than one viable offer for the partnership’s cable systems, however, Management is unable at this time to forecast the ultimate outcome of these activities.
Recently Issued Accounting Pronouncements
In November 2004, the EITF ratified its consensus on Issue No. 03-13, “Applying the Conditions in paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (“EITF 03-13”). EITF 03-13 relates to components of an enterprise that are either disposed of or classified as held for sale. EITF 03-13 allows significant events or circumstances that occur after the balance sheet date but before the issuance of financial statements to be taken into consideration in the evaluation of whether a component should be presented as discontinued or continuing operations, and modifies the assessment period guidance to allow for an assessment period of greater than one year. The implementation of EITF 03-13 did not have a material impact on the Partnership’s financial statements.
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
Revenue Recognition — Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.
Property and Equipment — Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.
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
Intangible Assets — In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.
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

Allocation of Interest Expense to Discontinued Operations — The Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.
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
There has been no change in the Partnership’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
     In July of 2005, the Partnership settled an ongoing claim filed by a former employee for approximately $75,000.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index
31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2005 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2005 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2005 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-14-05

/s/ GARY S. JONES Gary S. Jones	President	11-14-05