Form 10-K
period 2005-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2006-03-31
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2005

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
UNITS OF LIMITED PARTNERSHIP INTEREST
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer  ☐           Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $7,199,616 based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2005, there were 19,087 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and 889 limited partners holding 19,087 partnership units as of December 31, 2005. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”).
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
NORTHLAND CABLE SERVICES CORPORATION — formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. Also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.
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
     The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2005, the total number of basic subscribers served by the Systems was 5,508, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 56%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).
     On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around La Conner, Washington. On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable systems in and around Marion and Eutaw, Alabama. The accompanying financial statements present the results of operations and sale of the La Conner, Marion and Eutaw systems as discontinued operations.
     The Partnership has 11 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through the year 2019, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence, competition and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates. Annual franchise fees are paid to the granting authorities. These fees vary between 2% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.
     The following is a description of the areas served by the Systems as of December 31, 2005.
     Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2005 is as follows:

Basic Subscribers	2,835
Expanded Basic Subscribers	1,766
Premium Subscribers	438
Digital Subscribers	28
Internet Subscribers	340
Estimated Homes Passed	5,703
     Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2005 is as follows:

Basic Subscribers	2,673
Expanded Basic Subscribers	1,908
Premium Subscribers	844
Digital Subscribers	325
Internet Subscribers	221
Estimated Homes Passed	4,148
     The Partnership had 8 employees as of December 31, 2005. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
     Companies with considerable resources have entered the business. These companies include public utilities to whose poles the Partnership’s cables are attached. Federal law allows telephone companies to provide a wide variety of services that are competitive with the Partnership’s services, including video and Internet services within and outside their telephone service areas. Although there have been relatively limited number of cable overbuilders, the nation’s leading telephone companies are now taking significant steps to enter to the multichannel video programming distribution business on a nationwide basis. These companies have considerable resources and could be formidable competitors. The Partnership cannot predict at this time the extent of the competition that will emerge in areas served by the Partnership’s cable television systems. The entry of telephone companies, public and private utilities and local governments as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership’s systems.
Direct Broadcast Satellite Service
     High-powered direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems to more than 100 channels and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Federal legislation has reduced this competitive disadvantage, and has reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away a significant number of subscribers. Satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet services and are entering joint marketing arrangements with local telecommunications providers.

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
High-Speed Internet Services
     Some of the Partnership’s cable systems are currently offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers (“ISPs”) and telecommunications companies. The deployment of digital subscriber line (“DSL”) technology allows Internet access over telephone lines and transmission rates far in excess of conventional modems. Many local telephone companies are seeking to provide Internet services without regard to their present service boundaries. Further, the FCC has recently reduced the regulatory burden on local telephone companies by, for example, reducing their obligation to provide Internet on a wholesale basis to competitors.
     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, the Partnership cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements as part of an industry-wide requirement. These requirements could adversely affect the Partnership’s results of operations.
Telephony Services
     Some of the Partnership’s cable systems are currently offering a type of telephony services, know as Voice over Internet Protocol, or VoIP. These systems compete with a number of other companies, many of whom have substantial resources, such as existing traditional telephony companies and large VoIP providers, such as Vonage. As the Partnership enters the High Speed Internet Services and VOIP telephony arenas, it will continue to face rigorous competition from established telephone companies, who have considerable resources and well-established enterprises in these business areas. It is also possible that electric utilities and others will increasingly offer products in competition with the Partnership’s cable systems.
REGULATION AND LEGISLATION
     The following summary addresses the key regulatory and legislative developments affecting the cable industry. Cable system operations are extensively regulated by the FCC, some state governments and most local governments. A failure to comply with these regulations could subject the Partnership to substantial penalties. The Partnership’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act, which amended the Communications Act, altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. The Partnership could be materially disadvantaged in the future if it is subject to new regulations that do not equally impact key competitors.
     Congress and the FCC have frequently revisited the subject of communications regulation, and it is likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect the Partnership’s operations. The Partnership can provide no assurance that the already extensive regulation of its business will not be expanded in the future.
Cable Rate Regulation
     The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service”, and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. Many of the local franchising authorities have not certified to regulate basic cable rates, but they retain the right to do so (and order rate reductions and refunds), except in those specific communities facing “effective competition,” as defined under federal law. With increased DBS competition, it is increasingly likely that some of the Partnership’s systems will satisfy the effective competition standard.
     There have been frequent calls to impose expanded rate regulation on the cable industry. Confronted with rapidly increasing cable programming costs, it is possible that Congress may adopt new constraints on the retail pricing or packaging of cable programming. For example, there has been considerable legislative and regulatory interest in requiring cable companies to offer programming on an a la carte basis or at least to offer a separately available child-friendly “Family Tier”. Programming services have historically been bundled into programming packages containing a variety of programming services. Any constraints on this practice could adversely affect the Partnership’s operations.
     Federal rate regulations generally require cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. As the Partnership attempts to respond to a changing marketplace with competitive pricing practices, such as targeted promotions and discounts, it may face additional legal restraints and challenges that impede its ability to compete.
Must Carry/Retransmission Consent
     There are two alternative legal methods for carriage of local broadcast television stations on cable systems. Federal law currently includes “must carry” regulations, which require cable systems to carry certain local broadcast television stations that the cable operator would not select voluntarily. Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions. Either option has a potentially adverse effect on the Partnership’s business.
     The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format. The burden could also increase significantly if cable systems become required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit the Partnership’s ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations. The President has signed into law legislation establishing February 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming retain access to broadcast programming.
Access Channels
     Local franchise agreements often require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. Increased activity in this area could further burden the channel capacity of the Partnership’s cable systems.
Access to Programming

     The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation that the Partnership faces, it is possible that it will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact the Partnership’s business.
Ownership Restrictions
     Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions recently were eliminated or substantially relaxed. For example, historic restrictions on local exchange carriers offering cable service within their telephone service area, as well as those prohibiting broadcast stations from owning cable systems within their broadcast service area, no longer exist. Changes in this regulatory area, including some still subject to review, could alter the business landscape in which the Partnership operates, as formidable new competitors (including electric utilities, local exchange carriers, and broadcast/media companies) may increasingly choose to offer cable services.
Internet Service
     Over the past several years, proposals have been advanced at the FCC and Congress that would require a cable operator offering Internet service to provide non-discriminatory access to its network to competing Internet service providers. In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC classification of cable-provided Internet service as an “information service” making it less likely that any non-discriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) would be imposed on the cable industry by local, state or federal authorities.
     Notwithstanding Brand X, the FCC issued a non-binding policy statement in 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding broadband-related Internet services. Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers. There have been increasing calls to mandate “network neutrality” requirements on all high-speed Internet providers and various legislative proposals are being considered. For example, there could be regulations imposed on broadband network owners that would limit the Partnership’s ability to charge content owners whose services require a large amount of network capacity. At this time, however, it is unclear what, if any, network neutrality regulations Congress or the FCC might impose on Internet service, and what, if any, impact, such regulations might have on the Partnership’s business. In addition, while it is unlikely the FCC will regulate Internet service to the extent it regulates cable or telecommunications services, the FCC has already set a deadline for broadband providers to accommodate law enforcement wiretaps and it is considering expanding other regulatory requirements such as consumer protection and universal service obligations to broadband providers.
     As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections (which afford copyright owners certain rights against us that could adversely affect the Partnership’s relationship with a customer accused of violating copyright laws), defamation liability, taxation, obscenity, and unsolicited commercial e-mail. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect the Partnership’s business.
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and its own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (“E911”) and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation has caused Northland to slow its implementation of VoIP services to its various systems. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
Pole Attachments
     The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation. The Act specifies that significantly higher rates apply if the cable plant is providing telecommunications service, as well as traditional cable service. The FCC has clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that determination was upheld by the United States Supreme Court. It remains possible that the underlying pole attachment formula, or its application to Internet and telecommunications offerings, will be modified in a manner that substantially increases the Partnership’s pole attachment costs.
Cable Equipment
     The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions is currently scheduled to go into effect as of July 1, 2007.
     The FCC has adopted rules implementing an agreement between major cable operators and manufacturers of consumer electronics on “plug and play” specifications for one-way digital televisions. The rules require cable operators to provide “CableCard” security modules and support to customer owned digital televisions and similar devices equipped with built-in set-top terminal functionality. Cable operators must support basic home recording rights and copy protection rules for digital programming content. The FCC’s plug and play rules are under appeal, although the appeal has been stayed pending the FCC reconsideration.
     The FCC is conducting additional related rulemakings, and the cable and consumer electronics industries are currently negotiating an agreement that would establish additional specifications for two-way digital televisions. Congress is also considering companion “broadcast flag” legislation to provide copy protection for digital broadcast signals. It is unclear how this process will develop and how it will affect the Partnership’s offering of cable equipment and its relationship with customers.
Other Communications Act Provisions and FCC Regulatory Matters
     In addition to the Communications Act provisions and FCC regulations noted above, there are other statutory provisions and FCC regulations affecting the Partnership’s business. The Communications Act and the FCC regulate, for example, and among other things, (1) cable-specific privacy obligations; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network, syndicated and sports programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) restrictions on origination cablecasting; (9) restrictions on carriage of lottery programming; (10) sponsorship identification obligations; (11) closed captioning of video programming; (12) licensing of systems and facilities; (13) maintenance of public files; and (14) emergency alert systems.
     It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and the Partnership cannot predict at this time how that might impact the Partnership’s business. For example, there have been recent discussions about imposing “indecency” restrictions directly on cable programming.

Copyright
     Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership’s ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance as to the how the compulsory copyright license should apply to newly offered digital broadcast signals.
     Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and the Partnership cannot predict with certainty whether license fee disputes may arise in the future.
Franchise Matters
     Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in exchange for the right to cross public rights-of-way. Cable franchises generally are granted for fixed terms and in many cases include penalties for noncompliance including a right of termination for material violations.
     The specific terms and conditions of cable franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, and customer service standards. A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal protections. For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal. Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in three states, but is now subject to court challenge in at least one of these states. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted. At this time, the Partnership are not able to determine what impact such proceeding may have.
ITEM 1A. RISK FACTORS
The Partnership’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.
     Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:
•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.
     Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are ongoing efforts to amend or expand the federal, state and local regulation of the Partnership’s cable systems, which may compound the regulatory risks already faced.
The Partnership’s cable systems are operated under franchises that are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect the Partnership’s business.
     The Partnership’s cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and the Partnership has operated and under temporary operating agreements while negotiating renewal terms with the local franchising authorities, or regarding the state of Texas, while the Partnership obtains franchises from the Texas Public Utilities Commission under Texas’ recently passed state regulated franchise statute.
     The Partnership may not be able to comply with all significant provisions of the Partnership’s franchise agreements. Additionally, although historically the Partnership has renewed its franchises without incurring significant costs, there can be no assurances that the Partnership will be able to renew, or to renew as favorably, its franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect the Partnership’s business in the affected geographic area.
The Partnership’s cable systems are operated under franchises that are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.
     The Partnership’s cable systems are operated under non-exclusive franchises granted by local franchising authorities. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In addition, certain telephone companies are seeking and in some instances have already obtained authority to operate in local communities. As a result, competing operators may build systems in areas in which the Partnership holds franchises. In some cases municipal utilities may legally compete with the Partnership without obtaining a franchise from the local franchising authority.
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in at least three states (Texas, Indiana, and Virginia) but is now subject to court challenge in at least one state (Texas). Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. At this time, management is not able to determine what impact such proceeding may have on the Partnership.
Further regulation of the cable industry could cause the Partnership to delay or cancel service or programming enhancements or impair the Partnership’s ability to raise rates to cover its increasing costs, resulting in reductions to net income.

     Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition”. However, the Federal Communications Commission (‘‘FCC’’) and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an a ´ la carte basis or to at least offer a separately available child-friendly ‘‘Family Tier.’’ It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting preferred marketing practices.
Actions by pole owners might subject the Partnership to significantly increased pole attachment costs.
     Pole attachments are cable wires that are attached to poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. In addition, the favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, as well as cable service, over cable wires attached to utility poles. Any significant increased costs could have a material adverse impact on the Partnership’s profitability and discourage system upgrades and the introduction of new products and services.
The Partnership may be required to provide access to its networks to other Internet service providers, which could significantly increase competition and adversely affect the Partnership’s ability to provide new products and services.
     A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide nondiscriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory ‘‘open access’’ requirements (which are generally associated with common carrier regulation of ‘‘telecommunications services’’) would be imposed on the cable industry by local, state or federal authorities. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. In addition, it is possible that other “net neutrality” restrictions might be placed on broadband network owners. For example, limitations on the Partnership’s ability to charge content providers whose services require a large amount of network capacity could be imposed. The imposition of this or other such requirements could materially affect the Partnership’s business.
     If the Partnership were required to allocate a portion of its bandwidth capacity to other Internet service providers, management believes that it would impair the Partnership’s ability to use its bandwidth in ways that would generate maximum revenues.
Changes in channel carriage regulations could impose significant additional costs on the Partnership.
     Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the partnership’s preferred use of limited channel capacity and limit the Partnership’s ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.
Offering voice communications service may subject the Partnership to additional regulatory burdens, causing it to incur additional costs.

     The regulatory requirements applicable to VoIP service are unclear, although the FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of VoIP services is not yet resolved. Expanding the Partnership’s offering of these services may require the Partnership to obtain certain authorizations, including federal, state and local licenses. The Partnership may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to the Partnership. Furthermore, telecommunications companies generally are subject to significant regulation, including payments to the Federal Universal Service Fund and the intercarrier compensation regime, and it may be difficult or costly for the Partnership to comply with such regulations were it to be determined that they applied to VoIP. The FCC has already determined that VoIP providers must comply with traditional 911 emergency service obligations (‘‘E911’’), has imposed a specific timeframe for VoIP providers to accommodate law enforcement wiretaps, and is considering regulating VoIP in other ways. The E911 requirements caused the partnership to slow its implementation of VoIP services to its various systems. In addition, pole attachment rates are higher for providers of telecommunications services than for providers of cable service. If there were to be a final legal determination by the FCC, a state Public Utility Commission, or appropriate court that VoIP services are subject to these higher rates, the Partnership’s pole attachment costs could increase significantly, which could adversely affect its financial condition and results of operations.
The Partnership’s indebtedness could materially and adversely affect its business
     The Partnership’s capital structure currently includes certain levels of debt. This indebtedness could have an adverse effect on the Partnership’s business. For example, it could:
•	increase vulnerability to general adverse economic and industry conditions or a downturn in business;
•	reduce the availability of cash flow to fund working capital, capital expenditures and other general business purposes;
•	limit flexibility in planning for, or reacting to, changes in the Partnership’s industries, making the Partnership more vulnerable to economic downturns;
•	place the Partnership at a competitive disadvantage compared to competitors that have less debt;
•	limit the Partnership’s ability to incur additional indebtedness.
The Partnership may be unable to complete the sale of its assets on reasonable terms.
     The general partner previously announced its intention to solicit purchase offers from qualified buyers for the Partnership’s existing assets. The general partner may be unable to find a buyer for the assets on terms that might be desired.
Because there is no public market for the Partnership’s units of limited partnership interest, limited partners may not be able to sell their units.
     There no established trading market for the units of limited partnership interest. There can be no assurance as to:
•	the liquidity of any trading market that may develop;

•	the ability of holders to sell their units; or

•	the price at which the holders would be able to sell their units.
Northland Communications Corporation, the general partner, is responsible for conducting the Partnership’s business and managing its operations. Affiliates of the general partner may have conflicts of interest and limited fiduciary duties, which may permit the general partner to favor its own interests to the Partnership’s detriment.
     Conflicts of interest may arise between management of Northland Communications Corporation, the general partner and its affiliates, and the limited partners. As a result of these conflicts, it is possible that the general partner may favor its own interests and the interests of its affiliates over the interests of the Partnership’s unitholders.
Unitholders have limited voting rights and limited ability to influence the Partnership’s operations and activities.

     Unitholders have only limited voting rights on matters affecting the Partnership’s operations and activities and, therefore, limited ability to influence management’s decisions regarding the Partnership’s business. Unitholders’ voting rights are further restricted by the partnership agreement provisions providing limited ability of unitholders to call meetings or to acquire information about operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
     Furthermore, unitholders did not elect the general partner or the board of directors of the general partner and there is no process by which unitholders elect the general partner or the board of directors of the general partner on an annual or other continuing basis. The trading price at which limited partnership units trade may be adversely affected by these circumstances.
The control of the general partner may be transferred to a third party without unitholder consent.
     The general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, the partnership agreement does not restrict the ability of the shareholders of the general partner from transferring their respective interests in the general partner to a third party. The new controlling parties of the general partner would then be in a position to replace the board of directors of the general partner with their own choices and to control the decisions taken by the board of directors.
The Partnership does not have its own officers and has a limited number of management employees. The Partnership relies solely on the officers and management employees of the general partner and its affiliates to manage the Partnership’s business and affairs.
     The Partnership does not have its own officers and has a limited number of management employees. The Partnership relies solely on the officers and management employees of the general partner and its affiliates to manage the Partnership’s business and affairs.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 9,851 homes as of December 31, 2005. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
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
ITEM 3. LEGAL PROCEEDINGS
     In March 2005, Northland filed a complaint against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates

Northland would pay for its programming and damages for breach of that contract. The programmer counter-claimed, alleging copyright infringement and breach of contract. Northland is currently in discovery and a trial date is set for September 11, 2006. At this time Management cannot reasonably estimate the probability of a favorable or unfavorable outcome of this case nor can it reasonably estimate the amount of any potential recovery or damages that could result from any such outcome.
     In August of 2005, the Partnership settled a legal claim made by a former employee. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim. The Partnership has recorded both the settlement to the employee and the associated legal fees as general and administrative expenses of continuing operations in the accompanying financial statements.
     The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions, prospects or debt service abilities.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2005, is as follows:

Limited Partners:	889
General Partners:	1
     (c) During 2005, 2004 and 2003 the Partnership made no cash distributions. However, a non-cash distribution of $4,450 was declared for income tax purposes.
ITEM 6. SELECTED FINANCIAL DATA
     The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years ended December 31,
	2005	2004	2003	2002 (1)	2001
SUMMARY OF OPERATIONS:
Revenue	$3,406,867	$3,393,246	$3,331,725	$3,378,058	$3,331,418
Operating income	159,992	134,640	281,940	404,119	153,458
Income (loss) from continuing operations	51,346	24,652	137,509	191,165	(330,619)
Income (loss) from discontinued operations (2)	799,736	96,450	1,448,414	(9,063)	10,650

Net income (loss)	$851,082	$121,102	$1,585,923	$182,102	$(319,969)
Net income (loss) from continuing operations per limited partnership unit	$3	$1	$7	$9	($17)
Net income (loss) from discontinued operations per limited partnership unit	$41	$5	$75	—	—

Net income (loss) per limited partner unit	$44	$6	$82	$10	($17)

(1)	As of December 31, 2001, the Partnership discontinued amortization of its franchise agreements and goodwill in accordance with SFAS No. 142.

(2)	On March 11, 2003 and March 21, 2005, the partnership sold the operating assets and franchise rights of its La Conner, Washington and Marion and Eutaw, Alabama systems, respectively. The results of operations and the sale of the La Conner, Marion and Eutaw systems are presented as discontinued operations in this filing and the accompanying financial statements.

			December 31,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:

Total assets	$6,381,727	$6,546,410	$7,410,618	$9,641,472	$10,226,110

Term loan	2,318,768	3,487,718	4,457,696	8,213,663	8,828,957

Total liabilities	3,092,307	4,103,622	5,088,932	8,905,709	9,672,449

General partner’s deficit	(47,280)	(55,791)	(57,002)	(72,861)	(74,682)
Limited partners’ capital	3,336,700	2,498,579	2,378,688	808,624	628,343

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

Revenue	$843,417	$836,765	$846,075	$880,610	850,527	$846,953	$854,285	$841,481
Operating income	88,610	42,738	(99,835)	128,479	39,948	19,910	40,543	34,239
Income (loss) from continuing operations	50,089	8,540	(132,413)	125,130	12,615	(7,980)	14,986	5,031
Income from discontinued operations	—	—	—	799,736	36,158	16,484	21,840	21,968

Net income (loss)	50,089	8,540	(132,413)	924,866	48,773	8,504	36,826	26,999
Net income (loss) from continuing operations per limited partnership unit	$3	—	$(7)	$7	—	—	$1	—
Net (loss) income from discontinued operations per limited partnership unit	$(1)	—	—	$42	$2	$1	$1	$1

Net income (loss) per limited partnership unit	$3	—	$(7)	$48	$3	—	$2	$1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2005 and 2004
     Total basic subscribers attributable to continuing operations decreased from 6,125 as of December 31, 2004 to 5,508 as of December 31, 2005. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue from continuing operations totaled $3,406,867 for the year ended December 31, 2005, increasing 1% from $3,393,246 for the year ended December 31, 2004. Revenues from continuing operations for the year ended December 31, 2005 were comprised of the following sources:
•	$2,465,027 (72%) from basic services,

•	$164,274 (5%) from premium services

•	$215,956 (7%) from expanded basic services

•	$30,434 (1%) from digital services

•	$217,050 (6%) from high speed Internet services

•	$122,703 (4%) from advertising

•	$75,609 (2%) from late fees

•	$115,814 (3%) from other sources.
     Average monthly revenue per subscriber increased $4.60 or approximately 10% from $45.06 for year ended December 31, 2004 to $49.66 for the year ended December 31, 2005. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2005	2004	2003	2002	2001
Basic Rate	$36.25	$34.15	$32.20	$30.75	$28.50
Expanded Basic Rate	6.50	7.50	8.25	8.50	8.75
HBO Rate	11.50	11.50	11.00	10.00	10.00
Cinemax Rate	9.00	9.00	9.00	8.50	8.00
Showtime Rate	10.25	10.25	8.75	8.75	8.75
Encore Rate	3.25	2.75	2.50	2.00	1.75
Starz	4.25	3.50	3.00	3.50	5.50
Digital Rate (Incremental)	10.00	14.50	9.00	9.00	8.75
Internet Rate	37.00	38.00	—	—	—
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $428,017 for the year ended December 31, 2005, representing an increase of approximately 11% from $384,621 for the year ended December 31, 2004. This increase is primarily attributable to increases in employee salary and benefit costs, and increases in vehicle costs in certain of the Partnership’s systems. In addition, the Partnership recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita. This amount totaled $23,787 and was recorded as operating expense of continuing operations. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses attributable to continuing operations totaled $1,080,212 for the year ended December 31, 2005, representing an increase of approximately 16% from $931,234 for the same period in 2004.

This increase is primarily attributable to increased legal fees and other costs associated with the settlement of a claim made by a former employee in August of 2005. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim. These increased legal fees and settlement costs were partially offset by decreases in marketing expenses, franchise fees and other general overhead costs for the year ended December 31, 2005.
     Programming expenses attributable to continuing operations totaled $1,116,463 for the year ended December 31, 2005, an increase of 5% from $1,059,169 for the year ended December 31, 2004. Higher costs charged by various program suppliers and increased costs associated with high-speed Internet services were offset by decreased subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense allocated to continuing operations decreased approximately 30%, from $882,064 in 2004 to $621,324 in 2005. Such decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees allocated to continuing operations increased approximately 20% from $112,774 in 2004 to $135,779 in 2005. This increase is primarily attributable to by higher interest rates in 2005 compared to 2004, offset by lower average outstanding indebtedness during 2005 as a result of required principal repayments.
     In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $970,000 in principal payments related to the sale of the Marion and Eutaw systems, which were applied to the term loan as a result of the system sale.
     In 2005, the Partnership generated income from continuing operations of $51,346 compared to $24,652 in 2004. The Partnership has generated positive operating income in each of the three years ended December 31, 2005, and management anticipates that this trend will continue.
2004 and 2003
     Total basic subscribers attributable to continuing operations decreased from 6,397 as of December 31, 2003 to 6,125 as of December 31, 2004. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions.
     Revenue from continuing operations totaled $3,393,246 for the year ended December 31, 2004, an increase of 2% from $3,331,725 for the year ended December 31, 2003. Revenues from continuing operations for the year ended December 31, 2004 were comprised of the following sources:
•	$2,571,020 (76%) from basic services,

•	$208,438 (6%) from premium services

•	$227,095 (7%) from expanded basic services

•	$25,589 (1%) from digital services

•	$61,436 (2%) from high speed Internet services

•	$110,707 (3%) from advertising

•	$86,947 (3%) from late fees

•	$102,014 (2%) from other sources.
     Average monthly revenue per subscriber increased $2.76 or approximately 7% from $42.30 for year ended December 31, 2003 to $45.06 for the year ended December 31, 2004. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2004 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $384,621 for the year ended December 31, 2004, representing an increase of approximately 1%

from $381,204 for the year ended December 31, 2003. The increase is attributable to increased pole, duct and site rental costs, and increased vehicle maintenance costs during 2004 compared to 2003.
     General and administrative expenses attributable to continuing operations totaled $931,234 for the year ended December 31, 2004, representing an increase of approximately 17% from $793,672 for the same period in 2003. This increase is due to increased marketing expenses, audit fees and other general overhead costs allocated by the General Partner.
     Programming expenses attributable to continuing operations totaled $1,059,169 for the year ended December 31, 2004, increasing 10% from $965,496 for the year ended December 31, 2003. This increase is due to higher costs charged by various program suppliers and increased costs associated with high-speed Internet services, offset by decreased advertising costs.
     Depreciation and amortization expense allocated to continuing operations decreased approximately 2%, from $899,413 in 2003 to $882,064 in 2004. The decrease is primarily attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 21% from $142,204 in 2003 to $112,774 in 2004. This decrease in interest expense is attributable to lower average outstanding indebtedness as a result of required principal repayments and lower interest rates during 2004 as compared to 2003.
     In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s credit facility and approximately $2,956,000 in principal payments related to the sale of the La Conner system and $970,000 in principal payments related to the sale of the Marion and Eutaw systems, which were applied to the term loan as a result of the respective system sales.
LIQUIDITY AND CAPITAL RESOURCES
     During 2005, the Partnership’s primary source of liquidity was generated from the sale of the Marion and Eutaw systems and cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable services. During 2005, cash generated from the sale of the Marion and Eutaw systems and monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2006 obligations.
2005
     Net cash provided by operating activities totaled $853,952 for the year ended December 31, 2005. Adjustments to the $851,082 net income for the period to reconcile to net cash provided by operating activities consisted primarily of a gain on the disposal of assets, related primarily to the sale of the Marion and Eutaw systems, of $755,271, offset by $623,009 of depreciation and amortization and changes in other operating assets and liabilities of $129,633.
     Net cash provided by investing activities consisted primarily of system sale proceeds from the sale of the Marion and Eutaw systems of $978,950 offset by $831,341 in capital expenditures for the year ended December 31, 2005.
     Net cash used in financing activities consisted of $1,168,950 in principal payments on long-term debt for the year ended December 31, 2005.
Term Loan
     In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 6.25% as of December 31, 2005. Principal payment plus interest are due quarterly until maturity on December 31, 2007. In connection with the credit amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of December 31, 2005 and 2004, the balance of the term loan agreement was $2,318,768 and $3,487,718, respectively.
     Annual maturities of the term loan after December 31, 2005 are as follows:

2006	$200,000
2007	2,118,768

$2,318,768

     Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2005, the Partnership was out of compliance with the Cash Flow Coverage Ratio, however, a waiver has been obtained. Based on current projections, management anticipates being in compliance with the above covenants throughout 2006.
     As of the date of this filing, the balance under the credit facility is $2,318,768 and applicable interest rates are as follows: $2,268,768 at a LIBOR based interest rate of 6.69% and $50,000 at a prime based interest rate of 7.75%. These interest rates expire during the second quarter of 2006, at which time, new rates will be established.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2005 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

	Payments Due By Period
		Less than 1	1 - 3	3 - 5	More than
	Total	year	years	years	5 years

Term loan	$2,318,768	$200,000	$2,118,768	—	—
Minimum operating lease payments	82,900	17,800	23,800	9,200	32,100

Total	$2,401,668	$217,800	$2,142,568	$9,200	$32,100

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2006.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership‘s term loan exclude interest expense.
Capital Expenditures
During 2005, the Partnership incurred $831,341 in capital expenditures. These expenditures included the continuation of a two-way plant upgrade which will allow high-speed Internet services to be deployed to more homes in the Swainsboro, GA system and the ongoing system upgrade to 450MHz in the Aliceville, Alabama system. All capital expenditures for 2005 were financed through cash provided by operations.
Management has estimated that the Partnership will spend approximately $450,000 on capital expenditures in 2006. Planned expenditures during 2006 include the continuation of a system upgrade to 450 MHz in the Aliceville, AL system, including construction of two-way plant which will allow for the continued deployment of high-speed Internet services, and the continued upgrade of plant for two way services in the Swainsboro, GA system.

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
SOLICITATION OF INTEREST FROM POTENTIAL BUYERS
     The General Partner has been working with a nationally recognized brokerage firm to solicit offers from potential purchasers for the sale of the Partnership’s assets for fair value.
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
Intangible Assets
     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize goodwill or any other intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the assets below its carrying value.
     Management believes the franchises have indefinite lives because the franchises are expected to be used by the Partnership for the foreseeable future as determined based on an analysis of all pertinent factors, including changes in legal, regulatory or contractual provisions and effects of obsolescence, demand and competition. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.
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
TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $170,343, $169,678, and $166,037 for 2005, 2004, and 2003,

respectively. Management fees charged to discontinued operations by the General Partner were $7,333, $34,622 and $45,591 for 2005, 2004 and 2003, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
Reimbursements
     The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage, and office maintenance.
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $200,140, $217,247, and $223,336 for 2005, 2004, and 2003, respectively. Amounts charged to discontinued operations for these services were $0, $0 and $14,947 in 2005, 2004 and 2003, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $91,635, $110,947, and $96,209, net of payment received, under the terms of these agreements during 2005, 2004, and 2003, respectively. The Partnership’s discontinued operations include $8,664, $42,068 and $43,809, net of payment received under the terms of these agreements during 2005, 2004 and 2003, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all of the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. In 2005, 2004, and 2003, the Partnership’s continuing operations include $52,529, $92,236, and $47,039, respectively, for these services. Of this amount, $37,830 and $40,243 were capitalized in 2005 and 2004, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689, $0 and $3,128 in 2005, 2004 and 2003, respectively, for these services. None of these amounts were capitalized.
CERTAIN BUSINESS RELATIONSHIPS
     John E. Iverson, a Director and Secretary of the General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $23,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2005, 2004 and 2003 are included as a part of this filing (see Item 15 (a) below).
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
     JOHN S. WHETZELL (AGE 64.). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 30 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 69). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 43 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.
     RICHARD I. CLARK (AGE 48). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 27 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 48). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 60). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 62). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 36 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 50). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 41). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 44). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
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
Code of Ethics
     The Partnership does not currently have a code of ethics. The Partnership has only 8 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of which have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2005 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2005 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2005 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s Interest	Northland Communications Corporation 101 Stewart Street, Suite 700 Seattle, Washington 98101	(See Note A)	(See Note A)
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
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $170,343, $169,678, and $166,037 for 2005, 2004, and 2003, respectively. Management fees charged to discontinued operations by the General Partner were $7,333, $34,622 and $45,591 for 2005, 2004 and 2003, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

Reimbursements
     The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage, and office maintenance.
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $200,140, $217,247, and $223,336 for 2005, 2004, and 2003, respectively. Amounts charged to discontinued operations for these services were $0, $0 and $14,947 in 2005, 2004 and 2003, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $91,635, $110,947, and $96,209, net of payment received, under the terms of these agreements during 2005, 2004, and 2003, respectively. The Partnership’s discontinued operations include $8,664, $42,068 and $43,809, net of payment received under the terms of these agreements during 2005, 2004 and 2003, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all of the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. In 2005, 2004, and 2003, the Partnership’s continuing operations include $52,529, $92,236, and $47,039, respectively, for these services. Of this amount, $37,830 and $40,243 were capitalized in 2005 and 2004, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689, $0 and $3,128 in 2005, 2004 and 2003, respectively, for these services. None of these amounts were capitalized.
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
     (c)  INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2005 and 2004 have been allocated by management and are set forth below.

	Year Ended December 31,
	2005	2004

Audit fees	$60,312	$56,339
Audit-related fees	—	—

Total	$60,312	$56,339

Audit fees for the fiscal years ended December 31, 2005 and 2004 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Board of Director’s of the General Partner’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a) FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets—December 31, 2005 and 2004	F-2
Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-3
Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2005, 2004 and 2003	F-4
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-5
Notes to Financial Statements—December 31, 2005 and 2004	F-6
(b) REPORTS ON FORM 8-K:
     None
(c) EXHIBITS:
4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

(c) EXHIBITS:
10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL — Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL — Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL — Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL — Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

(c) EXHIBITS:
10.39	Franchise Agreement with Town of Millport, AL — Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL — Assignment and Assumption Agreement dated August 2, 1994 (7)

10.42	Franchise Agreement with City of Reform, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 31, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 31, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 31, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 31, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (15)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003 March 31, 1995.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)

Date: 3-30-06	By	/S/ JOHN S. WHETZELL John S. Whetzell, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE
/S/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive officer and	3-30-06
John S. Whetzell	chairman of the board of directors of Northland Communications
Corporation

/S/ RICHARD I. CLARK	Director of Northland Communications	3-30-06
Richard I. Clark	Corporation

/S/ JOHN E. IVERSON	Secretary and Director of Northland Communications	3-30-06
John E. Iverson	Corporation

/S/ GARY S. JONES	President of Northland Communications Corporation	3-30-06
Gary S. Jones

Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Eight Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2005 and 2004, and the related statements of operations, changes in partner’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG
Seattle, Washington
February 10, 2006, except as to notes 1(a) and 8, which are as of March 8, 2006.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Cash	$63,349	221,236
Accounts receivable, net	51,613	60,008
Insurance reimbursement receivable from fund managed by related party	44,063	—
Due from affiliates	8,783	6,673
Prepaid expenses	35,218	45,788

Investment in cable television properties:
Property and equipment	10,751,327	11,718,948
Less accumulated depreciation	(7,735,370)	(8,843,351)

	3,015,957	2,875,597

Franchise agreements (net of accumulated amortization of $1,907,136 in 2005 and 2004)	3,152,204	3,321,069

Total investment in cable television properties	6,168,161	6,196,666

Loan fees (net of accumulated amortization of $75,690 and $70,191 in 2005 and 2004, respectively)	10,540	16,039

Total assets	$6,381,727	6,546,410

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$465,406	409,954
Due to General Partner and affiliates	87,918	67,803
Deposits	4,800	5,150
Subscriber prepayments	215,415	132,997
Term loan	2,318,768	3,487,718

Total liabilities	3,092,307	4,103,622

Commitments and contingencies

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(48,280)	(56,791)

	(47,280)	(55,791)

Limited partners:
Contributed capital, net (19,087 units)	8,116,370	8,120,820
Accumulated deficit	(4,779,670)	(5,622,241)

	3,336,700	2,498,579

Total liabilities and partners’ capital (deficit)	$6,381,727	6,546,410

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Operations
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Revenue	$3,406,867	3,393,246	3,331,725

Expenses:
Operating (including $73,224, $71,491, and $69,303, net, paid to affiliates in 2005, 2004, and 2003, respectively), excluding depreciation and amortization expense recorded below	428,017	384,621	381,204
General and administrative (including $404,138, $426,381, and $391,186, net, paid to affiliates in 2005, 2004, and 2003, respectively)	1,080,212	931,234	793,672
Programming (including $545, net, received from and $51,993, and $36,988, net, paid to affiliates in 2005, 2004, and 2003, respectively)	1,116,463	1,059,169	965,496
Depreciation and amortization expense	621,324	882,064	899,413
Loss on disposal of assets	859	1,518	10,000

	3,246,875	3,258,606	3,049,785

Operating income	159,992	134,640	281,940

Other income (expense):
Interest expense and amortization of loan fees	(135,779)	(112,774)	(142,204)
Interest income and other, net	27,133	2,786	(2,227)

Income from continuing operations	51,346	24,652	137,509

Discontinued operations (note 11)
Income from operations of La Conner, Marion and Eutaw systems, net (including gain on sale of systems of $756,130 in 2005 and $1,368,887 in 2003)	799,736	96,450	1,448,414

Net income	$851,082	121,102	1,585,923

Allocation of net income:
General Partner	$8,511	1,211	15,859
Limited partners	842,571	119,891	1,570,064
Net income per limited partnership unit	44	6	82
Net income from continuing operations per limited partnership unit	3	1	7
Net income from discontinued operations per limited partnership unit	41	5	75
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2005, 2004, and 2003

	General	Limited
	Partner	partners	Total
Balance, December 31, 2002	$(72,861)	808,624	735,763
Net income	15,859	1,570,064	1,585,923

Balance, December 31, 2003	(57,002)	2,378,688	2,321,686
Net income	1,211	119,891	121,102

Balance, December 31, 2004	(55,791)	2,498,579	2,442,788
Net income	8,511	842,571	851,082
Distribution declared to Limited Partners for income taxes	—	(4,450)	(4,450)

Balance, December 31, 2005	$(47,280)	3,336,700	3,289,420

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income	$851,082	121,102	1,585,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	623,009	1,029,889	1,105,514
Amortization of loan fees	5,499	5,550	7,247
(Gain) loss on disposal of assets	(755,271)	1,518	(1,358,887)
Changes in certain assets and liabilities:
Accounts receivable	(46,911)	23,881	122,355
Due from affiliates	(2,110)	(6,673)	27,563
Prepaid expenses	4,873	(10,239)	(11,001)
Accounts payable and accrued expenses	54,379	13,191	(98,907)
Due to General Partner and affiliates	20,115	(10,900)	11,517
Deposits	(350)	150	1,051
Subscriber prepayments	99,637	(33,384)	(27,242)

Net cash provided by operating activities	853,952	1,134,085	1,365,133

Cash flows from investing activities:
Purchase of property and equipment	(831,341)	(631,211)	(529,543)
Proceeds from sale of system	978,950	194,871	3,064,021
Proceeds from sale of assets	9,502	—	—

Net cash provided by (used in) investing activities	157,111	(436,340)	2,534,478

Cash flows from financing activities:
Principal payments on term loan	(1,168,950)	(969,978)	(3,755,967)
Loan fees	—	—	(24,287)

Net cash used in financing activities	(1,168,950)	(969,978)	(3,780,254)

(Decrease) increase in cash	(157,887)	(272,233)	119,357

Cash, beginning of year	221,236	493,469	374,112

Cash, end of year	$63,349	221,236	493,469

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$117,866	129,130	209,359
Distribution declared to Limited Partners for income taxes	(4,450)	—	—
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
(1)	Organization and Partners’ Interests
(a)	Formation and Business

Northland Cable Properties Eight Limited Partnership (the Partnership), a Washington limited partnership, was formed on September 21, 1988, and began operations on March 8, 1989. The Partnership was formed to acquire, develop and operate cable television systems. Currently, the Partnership owns systems serving the cities of Aliceville, Alabama and certain surrounding areas, and Swainsboro, Georgia and certain surrounding areas. The Partnership has 11 nonexclusive franchises to operate these cable systems for periods, which will expire at various dates through 2019.

On March 11, 2003, the Partnership sold the operating assets and franchise rights of its cable system in and around La Conner, Washington. On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable systems in and around Marion and Eutaw, Alabama, which served approximately 1,500 subscribers. The accompanying financial statements present the results of operations and sale of the La Conner, Marion and Eutaw systems as discontinued operations.

Northland Communications Corporation (the General Partner or Northland) is the General Partner of the Partnership. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for another limited partnership and an LLC for which it serves as general partner and managing member, respectively.

During 2005, the Partnership was out of compliance with its Cash Flow Coverage Ratio and Funded Debt to Cash Flow Ratio, however appropriate waivers were obtained. Management believes it is probable that the Partnership will be in compliance throughout 2006. During 2005, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2006 obligations.

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

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $4,200 at December 31, 2005 and $7,200 at December 31, 2004.

(c)	Property and Equipment

Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor and indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel, and other costs. These costs are estimated based on historical information and analysis. The Partnership periodically performs evaluations of these estimates as warranted by events or changes in circumstances.

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

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment	5-20 years
The Partnership periodically evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The Partnership recorded depreciation expense within continuing operations of $621,324, $882,064, and $899,413 in 2005, 2004, and 2003, respectively, and depreciation expense within discontinued operations of $1,685, $147,825 and $206,101 in 2005, 2004 and 2003, respectively.

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

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

(d)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of 2005 and determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are not conditions such as

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.
(e)	Loan Fees

Loan fees are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life of 2.00 years). The Partnership recorded amortization expense attributable to continuing operations of $5,117, $4,215, and $6,001 in 2005, 2004, and 2003, respectively. Amortization expense attributable to discontinued operations was $382, $1,335 and $1,246 in 2005, 2004 and 2003, respectively. Future amortization of loan fees is expected to be as follows:

2006	$5,270
2007	5,270

$10,540

(f)	Self Insurance

The Partnership began self-insuring for aerial and underground plant in 1996. Beginning in 1997, the Partnership began making quarterly contributions into an insurance fund maintained by an affiliate which covers all Northland entities and would defray a portion of any loss should the Partnership be faced with a significant uninsured loss. To the extent the Partnership’s losses exceed the fund’s balance, the Partnership would absorb any such loss. If the Partnership were to sustain a material uninsured loss, such reserves could be insufficient to fully fund such a loss. The capital cost of replacing such equipment and physical plant could have a material adverse effect on the Partnership, its financial condition, prospects and debt service ability.

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. Management suspended contributions throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2005 and 2004, the Partnership was required to make contributions and was charged $2,826 and $930, respectively, by the fund. As of December 31, 2005, the fund (related to all Northland entities) had a balance of $202,270, which management believes sufficient to pay the $44,063 owed by the fund to the Partnership after considering all other outstanding claims.

(g)	Revenue Recognition

Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $122,703, $110,707, and $140,838 in 2005, 2004, and

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
2003, respectively. Local spot advertising revenues earned in discontinued operations were $0, $0 and $19,649 in 2005, 2004 and 2003, respectively.
(h)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $41,085, $35,329, and $69,428 in 2005, 2004, and 2003, respectively. Advertising costs attributable to discontinued operations were $0, $0 and $11,511 in 2005, 2004 and 2003, respectively.

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

(k)	Fair Value of Financial Instruments

Financial instruments consist of cash and a term loan. The fair value of cash approximates its carrying value. The fair value of the term loan approximates its carrying value because of its variable interest rate nature (note 8).

(l)	Recently Issued Accounting Pronouncements

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

As defined in the limited partnership agreement, the General Partner is allocated 1% and the limited partners are allocated 99% of partnership net income, net losses, deductions and credits until such time as the limited partners receive aggregate cash distributions equal to their aggregate capital contributions, plus

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
the limited partners’ preferred return. Thereafter, the General Partner will be allocated 20% and the limited partners will be allocated 80% of partnership net income, net losses, deductions, and credits. Cash distributions will be allocated in accordance with the net income and net loss percentages then in effect. Prior to the General Partner receiving cash distributions for any year, the limited partners must receive cash distributions in an amount equal to the lesser of (i) 50% of the limited partners’ allocable share of net income for such year or (ii) the federal income tax payable on the limited partners’ allocable share of net income on the then highest marginal federal income tax rate applicable to such net income.

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by $1,435,180 in offering costs. As of December 31, 2005, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).
(5)	Transactions with the General Partner and Affiliates
(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $170,343, $169,678, and $166,037 for 2005, 2004, and 2003, respectively. Management fees charged to discontinued operations by the General Partner were $7,333, $34,622 and $45,591 for 2005, 2004 and 2003, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

(b)	Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, pay television expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage, and office maintenance.

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate services to the Partnership are reasonable. Amounts charged to continuing operations for these services were $200,140, $217,247, and $223,336 for 2005, 2004, and 2003, respectively. Amounts charged to discontinued operations for these services were $0, $0 and $14,947 in 2005, 2004 and 2003, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
administrative expenses. The Partnership’s continuing operations include $91,635, $110,947, and $96,209, net of payments received, under the terms of these agreements during 2005, 2004, and 2003, respectively. The Partnership’s discontinued operations include $8,664, $42,068 and $43,809, net of payments received under the terms of these agreements during 2005, 2004 and 2003, respectively.
Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Cable Ad Concepts, a subsidiary of NCSC, assists in the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. In 2005, 2004, and 2003, the Partnership’s continuing operations include $52,529, $92,236, and $47,039, respectively, for these services. Of this amount, $37,830 and $40,243 were capitalized in 2005 and 2004, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689, $0 and $3,128 in 2005, 2004 and 2003, respectively, for these services. None of these amounts were capitalized.

(c)	Due from Affiliates

The receivable from affiliates as of December 31, 2005 and 2004 consists of $8,783 and $6,673, respectively, in reimbursable operating costs.

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2005	2004
Management fees	$15,086	14,829
Reimbursable operating costs	75,059	54,046
Other amounts due from General Partner and affiliates, net	(2,227)	(1,072)

	$87,918	67,803

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2005	2004
Land and buildings	$84,015	110,552
Distribution plant	10,093,245	11,056,906
Other equipment	491,348	422,520
Construction in progress	82,719	128,970

	$10,751,327	11,718,948
Accumulated depreciation	(7,735,370)	(8,843,351)

Property and equipment, net of accumulated depreciation	3,015,957	2,875,597

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2005	2004
Accounts payable	$37,183	42,632
Program license fees	184,542	131,999
Pole rental	100,551	128,154
Franchise fees	30,619	41,429
Copyright fees	13,514	20,489
Interest	37,415	13,790
Other	61,582	31,461

	$465,406	409,954

(8)	Term Loan

In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 6.25% as of December 31, 2005. Principal payment plus interest are due quarterly until maturity on December 31, 2007. In connection with the credit amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of December 31, 2005 and 2004, the balance of the term loan agreement was $2,318,768 and $3,487,718, respectively.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
Annual maturities of the term loan after December 31, 2005 are as follows:

2006	$200,000
2007	2,118,768

$2,318,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2005, the Partnership was out of compliance with the Cash Flow Coverage Ratio, however, a waiver has been obtained.

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

As a result of the sale of the Marion and Eutaw systems, the Limited Partners were allocated taxable income in 2005. State income taxes to be paid by the Partnership on behalf of the Limited Partners have been recorded as a reduction of Limited Partner’s capital. There was no taxable income allocated to the limited partners in 2004 or 2003. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income allocated to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under accounting principles generally accepted in the United States of America. Traditionally, there are no other significant differences between taxable income and net income (loss) reported in the statements of operations.

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

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $13,050, $12,350, and $11,700 in 2005, 2004, and 2003, respectively. There was no rental expense attributable to discontinued operations, related to these leases in 2005, 2004 or 2003. Minimum lease payments through the end of the lease terms are as follows:

2006	$17,800
2007	16,400
2008	7,400
2009	4,600
2010	4,600
Thereafter	32,100

$82,900

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2005, 2004, and 2003 was $87,467, $95,590, and $84,580. Rent expense incurred for pole rentals attributable to discontinued operations for the years ended December 31, 2005, 2004 and 2003 was $4,017, $17,041 and $24,906, respectively.

(b)	Effects of Regulation

The operation of a cable system is extensively regulated at the federal, local, and, in some instances, state levels. The Cable Communications Policy Act of 1984, as amended, the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), and the 1996 Telecommunications Act (the 1996 Telecom Act, and, collectively, the Cable Act) establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Act. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
Cable Rate Regulation — Although the FCC established the rate regulatory scheme pursuant to the 1992 Cable Act, local municipalities, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service called the basic service tier. The basic service tier typically contains local broadcast stations, public, educational, and government access channels and various entertainment and home shopping channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. In a particular effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a simplified cost-of-service showing for basic service tier programming. All of Northland’s systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

Cable Entry into Internet — The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the Pole Attachment Act). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided. The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. It is uncertain how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. Northland expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. Additionally, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. Currently, Federal court rulings and FCC order provide that cable modem revenue be excluded from gross revenues for purposes of franchise fee calculations. Cable Modem Services have been classified as an “interstate information service,” which has historically meant that no regulations apply to the provision of this service. However, there is likely to be continuing uncertainty about the classification and regulation of cable modem services

Electric Utility Entry into Telecommunications and Cable Television — The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

Must Carry and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions. The FCC has an on-going administrative proceeding in which it has evaluated various proposals for mandatory carriage of digital television signals. In its initial decision the FCC, in part, (i) declined to order the carriage of both the analog and digital signals of television stations; (ii) determined that a television broadcast station licensee that is operating only on its authorized digital channel and/or that has surrendered its analog broadcast channel has mandatory cable carriage rights within the broadcaster’s local service area for only the “primary video” programming stream of the broadcaster’s digital broadcast channel and does not have the right to require the cable operator to carry multiple digital programming streams, commonly called “multicasting”. In February 2005, the FCC reaffirmed its earlier decision not to impose (i) a dual carriage regulation, and (ii) denial of any “multicast” requirement. The broadcast industry trade association and several broadcasters have announced that they will challenge the FCC’s ruling and will lobby Congress for favorable legislation. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Northland cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems. The President has signed into law legislation establishing February 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

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

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
Access to Programming — The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.

Copyright — Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance as to the how the compulsory copyright license should apply to newly offered digital broadcast signals. Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

State and Local Regulation — Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional or renew existing franchises.

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. One of the state in which Northland conducts business has centralized the jurisdiction over franchising with a state governmental agencies, rather than with municipalities. These new regulations are similar to those that govern a public utility. Several other states are also considering regulating cable franchises at the state governmental level. The effect of such legislation is to simplify and expedite entrance of new competitive providers of video, data and voice services into the market. Northland anticipate that this trend towards simplified entrance into the market will continue. Although state and local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements, such as significant upgrades in facilities and service or

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
increased franchise fees as a condition of renewal. Historically, most franchises have been renewed and transfer consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Phone Service — The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VOIP, should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (“E911”) and it has extended requirements for accommodating law enforcement wiretaps to such providers. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into phone service.

The foregoing summary does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the cable or telephony industries. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals that could alter, in varying degrees, the manner in which cable or information service systems operate. Northland cannot predict at this time the outcome of these proceedings or their impact upon the industry or upon Northland’s business and operations.
(11)	System Sales

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

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

The assets and liabilities attributable to the Marion and Eutaw systems as of December 31, 2004 consisted of the following:

2004
Cash	$1,996
Accounts receivable	20,990
Prepaid expenses	6,202

Property and equipment	1,785,479
Accumulated depreciation	(1,729,304)

56,175

Francise agreements (net of accumulated amortization of $140,523	168,865

Total assets	$254,228

Accounts payable and accrued expenses	$39,599
Subscriber payments	15,993

Total liabilities	$55,592

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
The revenue, expenses and other items attributable to the operations of the La Conner, Marion and Eutaw systems for the years ended December 31, 2005, 2004 and 2003 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	2005	2004	2003
Service revenues	$146,662	692,208	901,302

Expenses:
Operating (including $0, $9,553 and $13,372 paid to affiliates in 2005, 2004 and 2003, respectively)	8,535	49,788	59,969
General and administrative (including $16,153 , $67,137, and $82,642 paid to affiliates in 2005, 2004, and 2003, respectively)	34,045	162,715	219,247
Programming (including $0, $0 and $11,461 paid to affiliates in 2003)	47,580	199,735	262,056
Depreciation and amortization	1,685	147,825	206,101

Income from operations	54,817	132,145	153,929

Other income (expense):
Interest expense and amortization of loan fees	(11,211)	(35,695)	(74,402)
Gain on sale of systems	756,130	—	1,368,887

Income from operations of La Conner, Marion and Eutaw systems, net	$799,736	96,450	1,448,414

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $2,956,000 in principal payments related to the sale of the La Conner system and $970,000 in principal payments related to the sale of the Marion and Eutaw systems, which were applied to the term loan as a result of the respective system sales.

(12)	Solicitation of Interest from Potential Buyers

The General Partner has been working with a nationally recognized brokerage firm to solicit offers from potential purchasers for the sale of the Partnership’s assets for fair value.

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

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2005 and 2004
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

(13)	Litigation

In March 2005, Northland filed a compliant against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates Northland would pay for its programming and damages for breach of that contract. The programmer counter-claimed, alleging copyright infringement and breach of contract. Northland is currently in discovery and a trial date is set for September 11, 2006. At this time Management cannot reasonably estimate the probability of a favorable or unfavorable outcome of this case nor can it reasonably estimate the amount of any potential recovery or damages that could result from any such outcome.

In August of 2005, the Partnership settled a legal claim made by a former employee. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim. The Partnership has recorded both the settlement to the employee and the associated legal fees as general and administrative expenses of continuing operations in the accompanying financial statements.