Form 10-Q
period 2006-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2006-05-15
CIK 843368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                    to
Commission File Number:0-18307
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
Yes ☑                     No☐
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
Yes ☐                     No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS

Cash	$143,429	$63,349
Accounts receivable, net	36,980	51,613
Insurance reimbursement receivable from fund managed by related party	44,063	44,063
Due from affiliates	8,974	8,783
Prepaid expenses	52,321	35,218
Property and equipment, net of accumulated depreciation of $7,866,732 and $7,735,370 respectively	2,911,032	3,015,957
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $77,065 and $75,690, respectively	9,165	10,540

Total assets	$6,358,168	$6,381,727

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$410,146	$465,406
Due from General Partner and affiliates	77,069	87,918
Deposits	5,300	4,800
Subscriber prepayments	230,510	215,415
Term loan	2,268,768	2,318,768

Total liabilities	2,991,793	3,092,307

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(47,510)	(48,280)

	(46,510)	(47,280)

Limited Partners:
Contributed capital, net	8,116,370	8,116,370
Accumulated deficit	(4,703,485)	(4,779,670)

	3,412,885	3,336,700

Total partners’ capital (deficit)	3,366,375	3,289,420

Total liabilities and partners’ capital (deficit)	$6,358,168	$6,381,727

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2006	2005
Service revenues	$878,019	$880,610

Expenses:
Operating (including $16,450 and $11,641 to affiliates in 2005 and 2004, respectively), excluding depreciation and amortization shown below	104,703	105,088
General and administrative (including $99,122 and $101,878 to affiliates in 2005 and 2004, respectively)	227,739	221,862
Programming (including $892 and $7,203 to affiliates in 2005 and 2004, respectively)	299,377	278,498
Depreciation	131,362	146,683

	763,181	752,131

Income from operations	114,838	128,479

Other income (expense):
Interest expense and amortization of loan fees	(38,297)	(29,144)
Interest income and other, net	414	25,795

	(37,883)	(3,349)

Income from continuing operations	$76,955	$125,130

Discontinued operations (Note 4) Income from operations of Marion and Eutaw systems, net (including gain on sale of system of $756,130 in 2005)	—	799,736

Net income	$76,955	$924,866

Allocation of net income:

General Partner	$770	$9,249

Limited Partners	$76,185	$915,617

Net income from continuing operations per limited partnership unit (19,087 units)	$4	$7

Net income from discontinued operations per limited partnership unit (19,087 units)	$—	$42

Net income per limited partnership unit:
(19,087 units)	$4	$48

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,955	$924,866
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	131,362	148,368
Amortization of loan fees	1,375	1,375
Gain on sale of assets	—	(756,130)
Other	—	4,139
(Increase) decrease in operating assets:
Accounts receivable	14,633	10,910
Due from affiliates	(191)	(32,232)
Prepaid expenses	(17,103)	(8,119)
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(55,260)	(56,138)
Due to General Partner and affiliates	(10,849)	(8,724)
Subscriber prepayments and deposits	15,595	107,052

Net cash provided by operating activities	156,517	335,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,437)	(148,421)
Proceeds from sale of system	—	978,950

Net cash (used in) provided by investing activities	(26,437)	830,529

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(50,000)	(1,018,950)

Net cash used in financing activities	(50,000)	(1,018,950)

INCREASE IN CASH	80,080	146,946

CASH, beginning of period	63,349	221,236

CASH, end of period	$143,429	$368,182

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$50,275	$51,691

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2006, its statements of operations for the three months ended March 31, 2006 and 2005, and its statements of cash flows for the three months ended March 31, 2006 and 2005. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.
On March 21, 2005, the Partnership sold the operating assets and franchise rights of its cable system in and around Marion and Eutaw, Alabama. This filing and the accompanying financial statements present the results of operations and sale of the Marion and Eutaw systems as discontinued operations.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2006 (9 months)	3,895
2007	5,270

$9,165

(3) Term Loan
In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payment plus interest are due quarterly until maturity on December 31, 2007. In connection with the credit amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of March 31, 2006, the balance of the term loan agreement was $2,268,768.
Annual maturities of the term loan after March 31, 2006 are as follows:

2006	$150,000
2007	2,118,768

$2,268,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2006, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,268,768 at a LIBOR based interest rate of 6.69%. This interest rate expires during the second quarter of 2006, at which time a new rate will be established.
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
The revenue, expenses and other items attributable to the operations of the Marion and Eutaw systems for the period from January 1, 2005 to March 21, 2005 (the date of the sale of the systems) have been reported as discontinued operations in the accompanying statements of operations, and include the following:

For the three months
ended March 31,
2005
Service revenues	$146,662

Expenses:
Operating	8,535
General and administrative (including $23,274 to affiliates)	34,045
Programming	47,580
Depreciation	1,685
Gain on sale of systems	(756,130)

(664,285)

Income from operations	810,947

Other income (expense):
Interest expense and amortization of loan fees	(11,211)

Income from operations of Marion and Eutaw systems, net	$799,736

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of Marion and Eutaw systems.
(5) Litigation
In March 2005, Northland filed a complaint against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates Northland would pay for its programming and damages for breach of that contract. The programmer counter-claimed, alleging copyright infringement and breach of contract. The Company is currently in discovery and a trial date is set for September 11, 2006. At this time Management cannot reasonably estimate the probability of a favorable or unfavorable outcome of this case nor can it reasonably estimate the amount of any potential recovery or damages that could result from any such outcome.

The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Three Months Ended March 31, 2006 and 2005
Total basic subscribers attributable to continuing operations increased from 5,508 as of December 31, 2005 to 5,668 as of March 31, 2006. The increase in subscribers is a result of several factors, including increased customer retention efforts and an increased emphasis on bundling video and data products.
Revenue from continuing operations totaled $878,019 for the three months ended March 31, 2006, remaining relatively constant with the three months ended March 31, 2005. Revenues from continuing operations for the three months ended March 31, 2006 were comprised of the following sources:
•	$669,554 (76%) from basic and expanded services,

•	$44,830 (5%) from premium services

•	$8,016 (1%) from digital services

•	$69,692 (8%) from high speed Internet services

•	$30,855 (4%) from advertising

•	$18,580 (2%) from late fees

•	$36,492 (4%) from other sources.
Average monthly revenue per subscriber increased $3.55 or approximately 7% from $48.61 for three months ended March 31, 2005 to $52.16 for the three months ended March 31, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2005, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 5,984 as of March 31, 2005 to 5,668 as of March 31, 2006.
Cable system operating expenses attributable to continuing operations totaled $104,703 for the three months ended March 31, 2006, remaining relatively constant with the same period in 2005. Decreased operating salaries were offset by an increase in pole rental and system utility costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $227,739 for the three months ended March 31, 2006, representing an increase of $5,877 or approximately 3% over the same period in 2005. This increase is primarily attributable to increased legal and accounting fees and increased marketing costs.
Programming expenses attributable to continuing operations totaled $299,377 for the three months ended March 31, 2006, representing an increase of $20,879 or approximately 7% over the same period in 2005. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with the Partnership’s high speed Internet product, offset by decreased subscribers from 5,984 as of March 31, 2005 to 5,668 as of March 31, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense attributable to continuing operations for the three months ended March 31, 2006 decreased approximately 10% from $146,683 for the three months ended March 31, 2005 to $131,362 for the three months ended March 31, 2006. Such decrease is attributable certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations increased approximately 31% from $29,144 for the three months ended March 31, 2005 to $38,297 for the three months ended March 31, 2006. Lower average outstanding indebtedness during the first three months of 2006 as a result of required principal repayments was offset by higher interest rates in 2006 compared to 2005.

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
Net cash provided by operating activities totaled $156,517 for the three months ended March 31, 2006. Adjustments to the $76,955 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $131,362 offset by changes in other operating assets and liabilities of $53,175.
Net cash used in investing activities consisted of $26,437 of capital expenditures for the three months ended March 31, 2006.
Net cash used in financing activities for the three months ended March 31, 2005, consisted of $50,000 in principal payments on long-term debt.
Term Loan
In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payment plus interest are due quarterly until maturity on December 31, 2007. In connection with the credit amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of March 31, 2006, the balance of the term loan agreement was $2,268,768.
Annual maturities of the term loan after March 31, 2006 are as follows:

2006	$150,000
2007	2,118,768

$2,268,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2006, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,268,768 at a LIBOR based interest rate of 6.69%. This interest rate expires during the second quarter of 2006, at which time a new rate will be established.
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
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2006:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Notes payable	$2,268,768	350,000	1,918,768	—	—
Minimum operating lease payments	79,600	17,800	20,500	9,200	32,100

Total	$2,348,368	367,800	1,939,268	9,200	32,100

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2006.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first quarter of 2006, the Partnership paid approximately $26,000 in capital expenditures. These expenditures include the continuation of a two-way system plant upgrade to 450 MHz in the Aliceville, AL system, which expands the continued launch of high-speed Internet services, and the continued deployment of high-speed Internet services in the Swainsboro, GA system.
The Partnership plans to invest approximately $400,000 in capital expenditures during the remainder of 2006. Planned expenditures during the remainder of 2006 include the continuation of a system upgrade to 450 MHz in the Aliceville, AL system, including construction of two-way plant which will allow for the continued deployment of high-speed Internet services, and the continued upgrade of plant for two way services in the Swainsboro, GA system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $23,000.
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
There has been no change during the most recent quarter in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 Legal proceedings
In March 2005, Northland filed a complaint against one of its programming networks seeking a declaration that a December 2004 contract between Northland and the programmer was an enforceable contract related to rates Northland would pay for its programming and damages for breach of that contract. The programmer counter-claimed, alleging copyright infringement and breach of contract. The Company is currently in discovery and a trial date is set for September 11, 2006. At this time Management cannot reasonably estimate the probability of a favorable or unfavorable outcome of this case nor can it reasonably estimate the amount of any potential recovery or damages that could result from any such outcome.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2005 Form 10-K.
ITEM 2 Changes in securities
          None
ITEM 3 Defaults upon senior securities
          None
ITEM 4 Submission of matters to a vote of security holders
          None
ITEM 5 Other information
          None
ITEM 6 Exhibits and Reports on Form 8-K
(a) Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 11, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 11, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 11, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 11, 2006 pursuant to section 906 of the Sarbanes-Oxley Act
(b) Reports on Form 8-K
          None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

	SIGNATURES	CAPACITIES	DATE

/s/	RICHARD I. CLARK	Executive Vice President, Treasurer and	5-11-06

	Richard I. Clark	Assistant Secretary

/s/	GARY S. JONES	President	5-11-06

Gary S. Jones