Form 10-Q
period 2006-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2006-08-14
CIK 843368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2006
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
Yes ☐           No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS

Cash	$122,023	$63,349
Accounts receivable, net	47,518	51,613
Insurance reimbursement receivable from fund managed by related party	44,063	44,063
Due from affiliates	13,786	8,783
Prepaid expenses	52,551	35,218
Property and equipment, net of accumulated depreciation of $7,999,778 and $7,735,370, respectively	2,918,059	3,015,957
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $78,440 and $75,690, respectively	7,790	10,540

Total assets	$6,357,994	$6,381,727

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$423,067	$465,406
Due from General Partner and affiliates	77,110	87,918
Deposits	6,150	4,800
Subscriber prepayments	212,820	215,415
Term loan	2,218,768	2,318,768

Total liabilities	2,937,915	3,092,307

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(46,835)	(48,280)

	(45,835)	(47,280)

Limited Partners:
Contributed capital, net	8,102,518	8,116,370
Accumulated deficit	(4,636,604)	(4,779,670)

	3,465,914	3,336,700

Total partners’ capital (deficit)	3,420,079	3,289,420

Total liabilities and partners’ capital (deficit)	$6,357,994	$6,381,727

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2006	2005
Service revenues	$1,774,882	$1,726,682

Expenses:
Operating (including $33,837 and $39,581 to affiliates in 2006 and 2005, respectively), excluding depreciation and amortization shown below	212,832	211,864
General and administrative (including $205,167 and $195,302 to affiliates in 2006 and 2005, respectively)	483,511	631,090
Programming (including $24,724 to affiliates and $690 from affiliates in 2006 and 2005, respectively)	590,002	555,815
Depreciation	264,408	298,413
Loss on disposal of assets	—	859

	1,550,753	1,698,041

Income from operations	224,129	28,641

Other income (expense):
Interest expense and amortization of loan fees	(80,070)	(62,501)
Interest income and other, net	452	26,576

	(79,618)	(35,925)

Income (loss) from continuing operations	$144,511	$(7,284)

Discontinued operations (Note 4)
Income from operations of Marion and Eutaw systems, net (including gain on sale of system of $756,130 in 2005)	—	799,736

Net income	$144,511	$792,452

Allocation of net income:

General Partner	$1,445	$7,925

Limited Partners	$143,066	$784,527

Net income from continuing operations per limited partnership unit (19,087 units)	$7	$—

Net income from discontinued operations per limited partnership unit (19,087 units)	$—	$41

Net income per limited partnership unit: (19,087 units)	$7	$41

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2006	2005
Service revenues	$896,864	$846,075

Expenses:
Operating (including $17,387 and $18,675 to affiliates in 2006 and 2005, respectively), excluding depreciation and amortization shown below	108,128	106,777
General and administrative (including $105,505 and $100,406 to affiliates in 2006 and 2005, respectively)	255,771	409,229
Programming (including $12,786 to affiliates and $833 from affiliates in 2006 and 2005, respectively)	290,625	277,314
Depreciation	133,045	151,731
Loss on disposal of assets	—	859

	787,569	945,910

Income (loss) from operations	109,295	(99,835)

Other income (expense):
Interest expense and amortization of loan fees	(41,773)	(33,358)
Interest income and other, net	34	780

	(41,739)	(32,578)

Net income (loss)	$67,556	$(132,413)

Allocation of net income (loss):

General Partner	$676	$(1,324)

Limited Partners	$66,880	$(131,089)

Net income (loss) per limited partnership unit: (19,087 units)	$4	$(7)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$144,511	$792,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	264,408	300,098
Amortization of loan fees	2,750	2,750
Gain on sale of assets	—	(755,271)
Other	—	7,155
(Increase) decrease in operating assets:
Accounts receivable	4,095	11,413
Due from affiliates	(5,003)	(28,418)
Prepaid expenses	(17,333)	(6,094)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(56,191)	71,852
Due to General Partner and affiliates	(10,808)	(64,896)
Subscriber prepayments and deposits	(1,245)	99,629

Net cash provided by operating activities	325,184	430,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(190,257)	(485,511)
Proceeds from disposal of assets	23,747	—
Proceeds from sale of system	—	978,950

Net cash (used in) provided by investing activities	(166,510)	493,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(100,000)	(1,068,950)

Net cash used in financing activities	(100,000)	(1,068,950)

INCREASE (DECREASE) IN CASH	58,674	(144,841)

CASH, beginning of period	63,349	221,236

CASH, end of period	$122,023	$76,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$87,660	$83,869

Distribution to Limited Partners for income taxes	$13,852	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2006, its statements of operations for the six and three months ended June 30, 2006 and 2005, and its statements of cash flows for the six months ended June 30, 2006 and 2005. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2006 (6 months)	2,597
2007	5,193

$7,790

(3) Term Loan
In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on December 31, 2007. In connection with the credit amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of June 30, 2006, the balance of the term loan agreement was $2,218,768.
Annual maturities of the term loan after June 30, 2006 are as follows:

2006	$100,000
2007	2,118,768

$2,218,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of June 30, 2006, the Partnership was in compliance with the terms of its loan agreement.

As of the date of this filing, the balance under the credit facility is $2,218,768 at a LIBOR based interest rate of 7.19%. This interest rate expires during the third quarter of 2006, at which time a new rate will be established.
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

Other expense:
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
Results of Continuing Operations — Six Months Ended June 30, 2006 and 2005
Total basic subscribers attributable to continuing operations increased from 5,508 as of December 31, 2005 to 5,526 as of June 30, 2006. The increase in subscribers is a result of several factors, including increased customer retention efforts and an increased emphasis on bundling video and data products.
Revenue from continuing operations totaled $1,774,882 for the six months ended June 30, 2006, an increase of 3% from $1,726,682 for the six months ended June 30, 2005. Revenues from continuing operations for the six months ended June 30, 2006 were comprised of the following sources:
•	$1,354,568 (76%) from basic and expanded services,

•	$91,511 (5%) from premium services

•	$15,639 (1%) from digital services

•	$143,906 (8%) from high speed Internet services

•	$62,972 (4%) from advertising

•	$38,425 (2%) from late fees

•	$67,861 (4%) from other sources.
Average monthly revenue per subscriber increased $4.28 or approximately 9% from $48.66 for six months ended June 30, 2005 to $52.94 for the six months ended June 30, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2006, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 5,711 as of June 30, 2005 to 5,526 as of June 30, 2006.
Cable system operating expenses attributable to continuing operations totaled $212,832 for the six months ended June 30, 2006, remaining relatively constant with the same period in 2005. Decreased operating salaries were offset by an increase in pole rental and system utility costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $483,511 for the six months ended June 30, 2006, representing a decrease of $147,579 or approximately 23% over the same period in 2005. This decrease is primarily attributable to decreased legal fees and other costs that were specifically associated with the settlement of a claim made by a former employee in August 2005 that was recorded in the second quarter of 2005. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim.
Programming expenses attributable to continuing operations totaled $590,002 for the six months ended June 30, 2006, representing an increase of $34,187 or approximately 6% over the same period in 2005. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with the Partnership’s high speed Internet product, offset by decreased subscribers from 5,711 as of June 30, 2005 to 5,526 as of June 30, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense attributable to continuing operations for the six months ended June 30, 2006 decreased approximately 11% from $298,413 for the six months ended June 30, 2005 to $264,408 for the six months ended June 30, 2006. Such decrease is attributable certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations increased approximately 28% from $62,501 for the six months ended June 30, 2005 to $80,070 for the six months ended June 30, 2006. Lower average outstanding indebtedness, as a result of required principal repayments, was offset by higher interest rates in 2006 compared to 2005.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.
Results of Continuing Operations — Three Months Ended June 30, 2006 and 2005
Total basic subscribers attributable to continuing operations decreased from 5,668 as of March 31, 2006 to 5,526 as of June 30, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $896,864 for the three months ended June 30, 2006, an increase of 6% from $846,075 for the three months ended June 30, 2005. Revenues from continuing operations for the three months ended June 30, 2006 were comprised of the following sources:
•	$685,014 (76%) from basic and expanded services,

•	$46,681 (5%) from premium services

•	$7,623 (1%) from digital services

•	$74,214 (8%) from high speed Internet services

•	$32,116 (4%) from advertising

•	$19,845 (2%) from late fees

•	$31,371 (4%) from other sources.
Average monthly revenue per subscriber increased $5.01 or approximately 10% from $48.71 for three months ended June 30, 2005 to $53.72 for the three months ended June 30, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2006, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 5,711 as of June 30, 2005 to 5,526 as of June 30, 2006.
Cable system operating expenses attributable to continuing operations totaled $108,128 for the three months ended June 30, 2006, remaining relatively constant with the same period in 2005. Decreased operating salaries were offset by an increase in pole rental and system utility costs.
General and administrative expenses attributable to continuing operations totaled $255,771 for the three months ended June 30, 2006, representing a decrease of $153,458 or approximately 37% over the same period in 2005. This decrease is primarily attributable to decreased legal fees and other costs that were specifically associated with the settlement of a claim made by a former employee in August 2005 that was recorded in the second quarter of 2005. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim.
Programming expenses attributable to continuing operations totaled $290,625 for the three months ended June 30, 2006, representing an increase of $13,311 or approximately 5% over the same period in 2005. Such increase is primarily attributable to higher costs charged by various program suppliers and increased costs associated with the Partnership’s high speed Internet product, offset by decreased subscribers from 5,711 as of June 30, 2005 to 5,526 as of June 30, 2006.
Depreciation expense attributable to continuing operations for the three months ended June 30, 2006 decreased approximately 12% from $151,731 for the three months ended June 30, 2005 to $133,045 for the three months ended June 30, 2006. Such decrease is attributable certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations increased approximately 25% from $33,358 for the three months ended June 30, 2005 to $41,773 for the three months ended June 30, 2006. Lower average outstanding indebtedness, as a result of required principal repayments, was offset by higher interest rates in 2006 compared to 2005.

In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.
Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, debt service, planned capital expenditures and working capital needs over the next twelve-month period.
Net cash provided by operating activities totaled $325,184 for the six months ended June 30, 2006. Adjustments to the $144,511 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $264,408 offset by changes in other operating assets and liabilities of $86,485.
Net cash used in investing activities totaled $166,510 for the six months ended June 30, 2006, and consisted primarily of $190,257 of capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2006 consisted of $100,000 in principal payments on long-term debt.
Term Loan
In December 2004, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payment plus interest are due quarterly until maturity on December 31, 2007. In connection with the credit amendment, the Partnership is amortizing the remaining loan fees over the term of the new agreement. As of June 30, 2006, the balance of the term loan agreement was $2,218,768.
Annual maturities of the term loan after June 30, 2006 are as follows:

2006	$100,000
2007	2,118,768

$2,218,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.75 to 1 decreasing over time to 3.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $1,200,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of June 30, 2006, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,218,768 at a LIBOR based interest rate of 7.19%. This interest rate expires during the third quarter of 2006, at which time a new rate will be established.
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

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2006:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Notes payable	$2,218,768	500,000	1,718,768	—	—
Minimum operating lease payments	76,200	17,800	17,200	9,200	32,000

Total	$2,294,968	517,800	1,735,968	9,200	32,000

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2006.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first six months of 2006, the Partnership paid approximately $190,000 in capital expenditures. These expenditures include the continuation of a two-way system plant upgrade to 550 MHz in the Aliceville, AL system, which expands the launch of high-speed Internet services as well as video service offerings, and the continued deployment of high-speed Internet services in the Swainsboro, GA system.
The Partnership plans to invest approximately $300,000 in capital expenditures during the remainder of 2006. Planned expenditures during the remainder of 2006 include the continuation of a two-way system plant upgrade to 550 MHz in the Aliceville, AL system, which will allow for the continued deployment of high-speed Internet services, and the continued upgrade of plant for two-way services in the Swainsboro, GA system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $22,000.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
     (a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 14, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 14, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 14, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 14, 2006 pursuant to section 906 of the Sarbanes-Oxley Act
     (b) Reports on Form 8-K
          None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	8-14-06
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES Gary S. Jones	President	8-14-06