Form 10-Q
period 2006-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2006-11-14
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2006
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
Yes ☐     No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	September 30,	December 31,
	2006	2005

ASSETS

Cash	$40,052	$63,349
Accounts receivable, net	46,358	51,613
Insurance reimbursement receivable from fund managed by related party	—	44,063
Due from affiliates	14,114	8,783
Prepaid expenses	63,199	35,218
Property and equipment, net of accumulated depreciation of $8,133,514 and $7,735,370, respectively	2,949,832	3,015,957
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $79,959 and $75,690, respectively	12,507	10,540

Total assets	$6,278,266	$6,381,727

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$336,179	$465,406
Due from General Partner and affiliates	71,619	87,918
Deposits	5,450	4,800
Subscriber prepayments	188,279	215,415
Term loan	2,218,768	2,318,768

Total liabilities	2,820,295	3,092,307

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(46,456)	(48,280)

	(45,456)	(47,280)

Limited Partners:
Contributed capital, net	8,102,518	8,116,370
Accumulated deficit	(4,599,091)	(4,779,670)

	3,503,427	3,336,700

Total partners’ capital (deficit)	3,457,971	3,289,420

Total liabilities and partners’ capital (deficit)	$6,278,266	$6,381,727

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2006	2005

Service revenues	$2,654,411	$2,563,447

Expenses:
Operating (including $51,023 and $52,738 to affiliates in 2006 and 2005, respectively), excluding depreciation and amortization shown below	312,687	309,942
General and administrative (including $309,979 and $298,914 to affiliates in 2006 and 2005, respectively)	731,355	867,172
Programming (including $38,358 to affiliates and $547 from affiliates in 2006 and 2005, respectively)	907,865	832,546
Other operating loss	—	23,787
Depreciation	398,144	457,762
Loss on disposal of assets	—	859

	2,350,051	2,492,068

Income from operations	304,360	71,379

Other income (expense):
Interest expense and amortization of loan fees	(124,108)	(97,227)
Interest income and other, net	2,151	27,104

	(121,957)	(70,123)

Income from continuing operations	$182,403	$1,256

Discontinued operations (Note 4)
Income from operations of Marion and Eutaw systems, net (including gain on sale of system of $756,130 in 2005)	—	799,736

Net income	$182,403	$800,992

Allocation of net income:

General Partner	$1,824	$8,010

Limited Partners	$180,579	$792,982

Net income from continuing operations per limited partnership unit (19,087 units)	$10	$0

Net income from discontinued operations per limited partnership unit (19,087 units)	$—	$41

Net income per limited partnership unit:
(19,087 units)	$10	$42

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2006	2005

Service revenues	$879,529	$836,765

Expenses:
Operating (including $17,186 and $13,157 to affiliates in 2006 and 2005, respectively), excluding depreciation and amortization shown below	99,855	98,078
General and administrative (including $104,811 and $103,612 to affiliates in 2006 and 2005, respectively)	247,845	236,082
Programming (including $13,665 and $143 from affiliates in 2006 and 2005, respectively)	317,863	276,731
Other operating loss	—	23,787
Depreciation	133,737	159,349

	799,300	794,027

Income from operations	80,229	42,738

Other income (expense):
Interest expense and amortization of loan fees	(44,039)	(34,726)
Interest income and other, net	1,702	528

	(42,337)	(34,198)

Net income	$37,892	$8,540

Allocation of net income:

General Partner	$379	$85

Limited Partners	$37,513	$8,455

Net income per limited partnership unit:
(19,087 units)	$2	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182,403	$800,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	398,144	459,447
Amortization of loan fees	4,269	4,125
Gain on sale of assets	—	(755,271)
Other	—	9,260
(Increase) decrease in operating assets:
Accounts receivable	5,255	(39,816)
Proceeds from related party insurance fund	44,063	—
Due from affiliates	(5,331)	(24,130)
Prepaid expenses	(27,981)	(15,979)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(143,079)	119,359
Due to General Partner and affiliates	(16,299)	11,053
Subscriber prepayments and deposits	(26,486)	103,682

Net cash provided by operating activities	414,958	672,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(362,890)	(705,561)
Proceeds from disposal of assets	30,871	—
Proceeds from sale of system	—	978,950

Net cash (used in) provided by investing activities	(332,019)	273,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(100,000)	(1,118,950)
Loan fees	(6,236)	—

Net cash used in financing activities	(106,236)	(1,118,950)

DECREASE IN CASH	(23,297)	(172,839)

CASH, beginning of period	63,349	221,236

CASH, end of period	$40,052	$48,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$156,727	$117,866

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2006, its statements of operations for the nine and three months ended September 30, 2006 and 2005, and its statements of cash flows for the nine months ended September 30, 2006 and 2005. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2006 (3 months)	1,718
2007	6,873
2008	1,740
2009	1,740
2010	436

$12,507

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,200 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of September 30, 2006, the balance of the term loan agreement was $2,218,768.

Annual maturities of the term loan after September 30, 2006 are as follows:

2006	$25,000
2007	160,000
2008	220,000
2009	260,000
2010	1,553,768

$2,218,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.00 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2006, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,218,768 at a LIBOR based interest rate of 7.38%. This interest rate expires during the fourth quarter of 2006, at which time a new rate will be established.
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
On September 14, 2006 Northland and the programmer entered into a Settlement Agreement, under which, (i) the parties mutually released each other from and against all claims, (ii) the parties agreed to dismiss the lawsuit, and (iii) the parties set forth the definitive terms of carriage of the programmers services for the period commencing December 1, 2004, through December 31, 2007.
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $45,000 of which will be remitted by NCP-8. The Partnership recorded a charge of $27,000 in expense associated with this supplemental license fee during the three months ended September 30, 2006, which has been classified as programming expense. The remaining $18,000 will be recorded on a pro rata basis over the remaining contract period. Based on Management’s analysis the Partnership has adequate liquidity to meet the remaining Supplemental License Fee obligation without impairing its ability to meet its future obligations in the ordinary course of business and payment of this obligation will not result in the violation of any financial covenant under its loan agreement.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(6) Solicitation of Interest from Potential Purchasers
The General Partner is currently working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. In September of 2006, the broker contacted potential purchasers and solicited their respective expressions of interest. The Partnership anticipates receiving potential offers from interested purchasers during the fourth quarter of 2006, however, no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Nine Months Ended September 30, 2006 and 2005
Total basic subscribers attributable to continuing operations decreased from 5,508 as of December 31, 2005 to 5,406 as of September 30, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $2,654,411 for the nine months ended September 30, 2006, an increase of 3% from $2,563,447 for the nine months ended September 30, 2005. Revenues from continuing operations for the nine months ended September 30, 2006 were comprised of the following sources:
•	$2,020,107 (76%) from basic and expanded services,

•	$138,640 (5%) from premium services

•	$22,979 (1%) from digital services

•	$222,942 (8%) from high speed Internet services

•	$96,015 (4%) from advertising

•	$54,230 (2%) from late fees

•	$99,498 (4%) from other sources.
Average monthly revenue per subscriber increased $4.11 or approximately 8% from $49.15 for nine months ended September 30, 2005 to $53.26 for the nine months ended September 30, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2006, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 5,498 as of September 30, 2005 to 5,406 as of September 30, 2006.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $312,687 for the nine months ended September 30, 2006, remaining relatively constant with the same period in 2005. Decreased operating salaries, due to a decrease in the number of technical employees, were offset by an increase in pole rental and system utility costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, unlike during the period presented, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $731,355 for the nine months ended September 30, 2006, representing a decrease of $135,817 or approximately 16% over the same period in 2005. This decrease is primarily attributable to decreased legal fees and other costs that were specifically associated with the settlement of a claim made by a former employee in August 2005 that was recorded in the second quarter of 2005. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim.
Programming expenses attributable to continuing operations totaled $907,865 for the nine months ended September 30, 2006, representing an increase of $75,319 or approximately 9% over the same period in 2005. This increase is partially attributable to the recognition of $27,000 in additional programming expense associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 5,498 as of September 30, 2005 to 5,406 as of September 30, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.

During the nine months ended September 30, 2005, the Partnership recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita. This amount totaled $23,787 and was recorded as other operating loss from continuing operations.
Depreciation expense attributable to continuing operations for the nine months ended September 30, 2006 decreased approximately 13% from $457,762 for the nine months ended September 30, 2005 to $398,144 for the nine months ended September 30, 2006. Such decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations increased approximately 28% from $97,227 for the nine months ended September 30, 2005 to $124,108 for the nine months ended September 30, 2006. Lower average outstanding indebtedness, as a result of required principal repayments, was more than offset by higher interest rates in 2006 compared to 2005.
In accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations”, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments, which were applied to the term loan as a result of the sale of the Marion and Eutaw systems.
Results of Continuing Operations — Three Months Ended September 30, 2006 and 2005
Total basic subscribers attributable to continuing operations decreased from 5,526 as of June 30, 2006 to 5,406 as of September 30, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $879,529 for the three months ended September 30, 2006, an increase of 5% from $836,765 for the three months ended September 30, 2005. Revenues from continuing operations for the three months ended September 30, 2006 were comprised of the following sources:
•	$665,538 (76%) from basic and expanded services,

•	$47,129 (5%) from premium services

•	$7,340 (1%) from digital services

•	$79,036 (8%) from high speed Internet services

•	$33,043 (4%) from advertising

•	$15,805 (2%) from late fees

•	$31,638 (4%) from other sources.
Average monthly revenue per subscriber increased $3.71 or approximately 7% from $50.20 for three months ended September 30, 2005 to $53.91 for the three months ended September 30, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2006, increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. These increases in average monthly revenue per subscriber were offset by a decrease in total subscribers from 5,498 as of September 30, 2005 to 5,406 as of September 30, 2006.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $99,855 for the three months ended September 30, 2006, remaining relatively constant with the same period in 2005. Decreased operating salaries were offset by an increase in pole rental and system utility costs.
General and administrative expenses attributable to continuing operations totaled $247,845 for the three months ended September 30, 2006, representing an increase of $11,763 or approximately 5% over the same period in 2005. This increase is primarily attributable to increased legal fees, marketing costs and other general administrative overhead costs.
Programming expenses attributable to continuing operations totaled $317,863 for the three months ended September 30, 2006, representing an increase of $41,132 or approximately 15% over the same period in 2005. This increase is primarily attributable to the recognition of $27,000 in additional programming expense associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 5,498 as of September 30, 2005 to 5,406 as of September 30, 2006.
During the three months ended September 30, 2005, the Partnership recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita. This amount totaled $23,787 and was recorded as other operating loss from continuing operations.
Depreciation expense attributable to continuing operations for the three months ended September 30, 2006 decreased approximately 16% from $159,349 for the three months ended September 30, 2005 to $133,737 for the three months ended September 30, 2006. Such decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees allocated to continuing operations increased approximately 27% from $34,726 for the three months ended September 30, 2005 to $44,039 for the three months ended September 30, 2006. Lower average outstanding indebtedness, as a result of required principal repayments, was offset by higher interest rates in 2006 compared to 2005.
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
Net cash provided by operating activities totaled $414,958 for the nine months ended September 30, 2006. Adjustments to the $182,403 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $398,144, offset by changes in other operating assets and liabilities of $169,858.
Net cash used in investing activities totaled $332,019 for the nine months ended September 30, 2006, and consisted primarily of $362,890 of capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2006 consisted of $100,000 in principal payments on long-term debt and $6,236 in loan fees paid in connection with the amendment of the Partnership’s loan agreement.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,200 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of September 30, 2006, the balance of the term loan agreement was $2,218,768.

Annual maturities of the term loan after September 30, 2006 are as follows:

2006	$25,000
2007	160,000
2008	220,000
2009	260,000
2010	1,553,768

$2,218,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 3.00 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2006, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,218,768 at a LIBOR based interest rate of 7.38%. This interest rate expires during the fourth quarter of 2006, at which time a new rate will be established.
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
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2006:

		Payments Due By Period
		Less than	1 — 3	3 — 5	More than
	Total	1 year	years	years	5 years

Notes payable	$2,218,768	145,000	455,000	$1,618,768	—
Minimum operating lease payments	68,400	17,800	13,900	9,200	27,500

Total	$2,287,168	162,800	468,900	1,627,968	27,500

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2006.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first nine months of 2006, the Partnership paid approximately $363,000 in capital expenditures. These expenditures include the continuation of a two-way system plant upgrade to 550 MHz in the Aliceville, AL system, which expands the reach of high-speed Internet services as well as video service offerings, and the continued deployment of high-speed Internet services in the Swainsboro, GA system.

The Partnership plans to invest approximately $150,000 in capital expenditures during the remainder of 2006. Planned expenditures during the remainder of 2006 include the continuation of a two-way system plant upgrade to 550 MHz in the Aliceville, AL system, which will allow for the continued deployment of high-speed Internet services, and the continued upgrade of plant for two-way services in the Swainsboro, GA system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.
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
Property and Equipment
Property and equipment are recorded at cost. Costs of additions and substantial improvements, which include materials, labor, and other indirect costs associated with the construction of cable transmission and distribution facilities, are capitalized. Indirect costs include employee salaries and benefits, travel and other costs. These costs are estimated based on historical information and analysis. The Partnership performs evaluations of these estimates as warranted by events or changes in circumstances.
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
On September 14, 2006 Northland and the programmer entered into a Settlement Agreement, under which, (i) the parties mutually released each other from and against all claims, (ii) the parties agreed to dismiss the lawsuit, and (iii) the parties set forth the definitive terms of carriage of the programmers services for the period commencing December 1, 2004, through December 31, 2007.
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $45,000 of which will be remitted by NCP-8. As of September 30, 2006, the Partnership had recorded approximately $27,000 in expense associated with this supplemental license fee. The remaining $18,000 will be recorded on a pro rata basis over the remaining contract period. Based on Management’s analysis the Partnership has adequate liquidity to meet the remaining Supplemental License Fee obligation without impairing its ability to meet its future obligations in the ordinary course of business and payment of this obligation will not result in the violation of any financial covenant under its loan agreement.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2006 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2006 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2006 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K
Form 8-K filed September 20, 2006 regarding settlement of ongoing litigation.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-14-06

/s/ GARY S. JONES Gary S. Jones	President	11-14-06