Form 10-K
period 2006-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2007-03-30
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354, eff. 7-1-91)
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended DECEMBER 31, 2006

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
Yes ☐     No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $5,535,230 based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2006, there were 19,087 Limited Partnership Units outstanding.
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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and 862 limited partners holding 19,087 partnership units as of December 31, 2006. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”).
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
     The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2006, the total number of basic subscribers served by the Systems was 5,307, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 56%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).
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
     The following is a description of the areas served by the Systems as of December 31, 2006.
     Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2006 is as follows:

Basic Subscribers	2,703
Expanded Basic Subscribers	1,739
Premium Subscribers	375
Digital Subscribers	58
Internet Subscribers	468
Estimated Homes Passed	5,345
     Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2006 is as follows:

Basic Subscribers	2,604
Expanded Basic Subscribers	1,899
Premium Subscribers	784
Digital Subscribers	316
Internet Subscribers	352
Estimated Homes Passed	4,148
     The Partnership had 9 employees as of December 31, 2006. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
     Partnership revenues are derived primarily from monthly payments received from cable television and Internet subscribers. Subscribers are divided into five categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers, and Internet subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the three major television networks (ABC, NBC and CBS), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of certain satellite programming services, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, or The Movie Channel. “Digital subscribers” are those who subscribe to digitally delivered video and audio services where offered. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem.
COMPETITION
     Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems, Multichannel Video Distribution and Data Service, or MVDDS, and most recently, telephone companies. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, home video cassette recorders, DVDs, Internet data delivery, Internet video delivery and telecommunications companies. The following provides a summary description of these sources of competition.
Broadcast Television
     Cable television systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an “off-air” antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC has provided incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.
Overbuilds
     Cable television franchises are not exclusive. More than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Generally, an overbuilder is required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. Recently, many states have passed legislation that limits the ability of local franchises to negotiate franchises with an overbuilder. In many states, franchises are now obtained from the state, not the local governmental authority. As a result, it is the general industry consensus, that new franchises will be easier to obtain. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.
     Companies with considerable resources have entered the business. These companies include public utilities to whose poles the Partnership’s cables are attached. Federal law allows telephone companies to provide a wide variety of services that are competitive with the Partnership’s services, including video and Internet services within and outside their telephone service areas. The nation’s leading telephone companies have entered the multichannel video programming distribution business on a nationwide basis. These companies have considerable resources and could be formidable competitors. The Partnership cannot predict at this time the extent of the competition that will emerge in areas served by the Partnership’s cable television systems. The entry of telephone companies, public and private utilities and local governments as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership’s systems.
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
     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, Northland cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect the Partnership’s results of operations.
Telephony Services
     Some of the Partnership’s cable systems are currently offering a type of telephony services, known as Voice over Internet Protocol, or VoIP. These systems compete with a number of other companies, many of whom have substantial resources, such as existing traditional telephony companies and large VoIP providers, such as Vonage. As the Partnership enters the High Speed Internet Services and VOIP telephony arenas, it will continue to face rigorous competition from established telephone companies, who have considerable resources and well-established enterprises in these business areas. It is also possible that electric utilities and others will increasingly offer products in competition with the Partnership’s cable systems.
REGULATION AND LEGISLATION
     The following summary addresses the key regulatory and legislative developments affecting the cable industry. Cable system operations are extensively regulated by the FCC, some state governments and most local governments. A failure to comply with these regulations could subject us to substantial penalties. The Partnership’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act, which amended the Communications Act, altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. The Partnership could be materially disadvantaged in the future if it is subject to new regulations that do not equally impact the Partnership’s key competitors.
     Congress and the FCC have frequently revisited the subject of communications regulation, and it is likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect the Partnership’s operations. Northland can provide no assurance that the already extensive regulation of the Partnership’s business will not be expanded in the future.

Cable Rate Regulation
     The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service”, and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. Many of the Partnership’s local franchising authorities have not certified to regulate basic cable rates, but they retain the right to do so (and order rate reductions and refunds), except in those specific communities facing “effective competition,” as defined under federal law. With increased DBS competition, it is increasingly likely that some of the Partnership’s systems will satisfy the effective competition standard.
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
     Federal rate regulations generally require cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. As Northland attempts to respond to a changing marketplace with competitive pricing practices, such as targeted promotions and discounts, the Partnership may face additional legal restraints and challenges that impede the Partnership’s ability to compete.
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
     The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format. The burden could also increase significantly if cable systems become required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit its ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations. The President has signed into law legislation establishing February 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming retain access to broadcast programming.
Access Channels
     Local franchise agreements, and more recently, state franchise legislation, often require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. Increased activity in this area could further burden the channel capacity of the Partnership’s cable systems.
Access to Programming
     The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators.

The FCC has extended the exclusivity restrictions through October 2007. Given the heightened competition and media consolidation that Northland faces, it is possible that Northland will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact the Partnership’s business.
Ownership Restrictions
     Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises. Through a series of legislative, regulatory, and judicial actions, most of these restrictions recently were eliminated or substantially relaxed. For example, historic restrictions on local exchange carriers offering cable service within their telephone service area, as well as those prohibiting broadcast stations from owning cable systems within their broadcast service area, no longer exist. Changes in this regulatory area, including some still subject to review, could alter the business landscape in which the Partnership operates, as formidable new competitors (including electric utilities, local exchange carriers, and broadcast/media companies) may increasingly choose to offer cable or cable related services.
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
     Notwithstanding Brand X, the FCC issued a non-binding policy statement in 2005 establishing four basic principles that the FCC says will inform its ongoing policymaking activities regarding broadband-related Internet services. Those principles state that consumers are entitled to access the lawful Internet content of their choice, consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement, consumers are entitled to connect their choice of legal devices that do not harm the network, and consumers are entitled to competition among network providers, application and service providers and content providers. There have been increasing calls to mandate “network neutrality” requirements on all high-speed Internet providers and various legislative proposals are being considered. For example, there could be regulations imposed on broadband network owners that would limit the Partnership’s ability to charge content owners whose services require a large amount of network capacity. At this time, however, it is unclear what, if any, network neutrality regulations Congress or the FCC might impose on Northland’s Internet service, and what, if any, impact, such regulations might have on the Partnership’s business. In addition, while it is unlikely the FCC will regulate Internet service to the extent it regulates cable or telecommunications services, broadband providers are obligated to accommodate law enforcement wiretaps and the FCC is considering expanding other regulatory requirements such as consumer protection and universal service obligations to broadband providers.
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
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, Northland’s primary telecommunications competitors and Northland’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (“E911”) and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation has caused Northland to slow its implementation of VoIP services to its various systems. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
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
     The FCC is conducting additional related rulemakings, and the cable and consumer electronics industries are currently negotiating an agreement that would establish additional specifications for two-way digital televisions. Congress is also considering companion “broadcast flag” legislation to provide copy protection for digital broadcast signals. It is unclear how this process will develop and how it will affect the Partnership’s offering of cable equipment and the Partnership’s relationship with its customers.
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
     It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and Northland cannot predict at this time how that might impact the Partnership’s business. For example, there have been recent discussions about imposing “indecency” restrictions directly on cable programming.

Copyright
     Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect Northland’s ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance as to the how the compulsory copyright license should apply to newly offered digital broadcast signals.
     Copyright clearances for non-broadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and Northland cannot predict with certainty whether license fee disputes may arise in the future.
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
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in a number of states, and many others have bills pending. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether any such impediments should be preempted, and has passed general guidelines regarding cable franchise renewal standards. At this time, Northland is not able to determine what impact such proceeding may have on us.
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
     The Partnership’s cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and the Partnership has operated under temporary operating agreements while negotiating renewal terms with the local franchising authorities. In some states in which the Partnership operates, such extensions are obtained from the respective state agency.
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
     Different legislative proposals recently have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising and transform the established regulatory framework for incumbent cable systems and potential competitors. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has already passed in many states and legislation is pending in several more. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors, including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises and the potential for new entrants to serve only the higher-income areas of a particular community. To the extent incumbent cable operators are not able to avail themselves of this streamlined process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted, and has passed general guidelines regarding cable franchise renewal standards. At this time, management is not able to determine what impact such proceeding may have on the Partnership.
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
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an a ´ la carte basis or to at least offer a separately available child-friendly ‘‘Family Tier.’’ It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.
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
•	increase vulnerability to general adverse economic and industry conditions or a downturn in business;

•	reduce the availability of cash flow to fund working capital, capital expenditures and other general business purposes;

•	limit flexibility in planning for, or reacting to, changes in the Partnership’s industries, making the Partnership more vulnerable to economic downturns;

•	place us at a competitive disadvantage compared to competitors that have less debt;

•	limit the Partnership’s ability to incur additional indebtedness.
The Partnership may be unable to complete the sale of its assets on reasonable terms.
     The managing general partner previously announced its intention to solicit purchase offers from qualified buyers for the Partnership’s existing assets. The managing general partner may be unable to find a buyer for the assets on terms that might be desired.
Because there is no public market for the Partnership’s units of limited partnership interest, limited partners may not be able to sell their units.
     There is no established trading market for the units of limited partnership interest. There can be no assurance as to:
•	the liquidity of any trading market that may develop;

•	the ability of holders to sell their units; or

•	the price at which the holders would be able to sell their units.
Northland Communications Corporation, the managing general partner, is responsible for conducting the Partnership’s business and managing its operations. Affiliates of the managing general partner may have conflicts of interest and limited fiduciary duties, which may permit the managing general partner to favor its own interests to the Partnership’s detriment.
     Conflicts of interest may arise between management of Northland Communications Corporation, the managing general partner and its affiliates, and the limited partners. As a result of these conflicts, it is possible that the general partner may favor its own interests and the interests of its affiliates over the interests of the Partnership’s unitholders.
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
     Furthermore, unitholders did not elect the managing general partner or the board of directors of the managing general partner and there is no process by which unitholders elect the managing general partner or the board of directors of the managing general partner on an annual or other continuing basis. The trading price at which limited partnership units trade may be adversely affected by these circumstances.
The control of the managing general partner may be transferred to a third party without unitholder consent.
     The managing general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, the partnership agreement does not restrict the ability of the shareholders of the managing general partner from transferring their respective interests in the managing general partner to a third party. The new controlling parties of the managing general partner would then be in a position to replace the board of directors of the managing general partner with their own choices and to control the decisions taken by the board of directors.
The Partnership does not have its own officers and has a limited number of management employees. The Partnership relies solely on the officers and management employees of the managing general partner and its affiliates to manage the Partnership’s business and affairs.
     The Partnership does not have its own officers and has a limited number of management employees. The Partnership relies solely on the officers and management employees of the managing general partner and its affiliates to manage the Partnership’s business and affairs.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 9,493 homes as of December 31, 2006. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
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
     In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a

Supplemental License fee, approximately $45,000, or 3.6%, of which will be remitted by NCP-8. The Partnership recorded a charge of $30,000 in expense associated with this supplemental license fee during the 2006, which has been classified as programming expense. The remaining $15,000 will be recorded on a pro rata basis over the remaining contract period. The unpaid total balance by all Northland entities relative to this Supplemental License Fee was $500,000 as of December 31, 2006. Based on Management’s analysis all Northland affiliates, including NCP-8 has adequate liquidity to meet the remaining Supplemental License Fee obligation without impairing its ability to meet its future obligations in the ordinary course of business and payment of this obligation will not result in the violation of any financial covenant under its loan agreement. The Partnership incurred approximately $14,000 in legal fees associated this litigation, which has been recorded as general and administrative expenses in the accompanying financial statements.
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
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2006, is as follows:

Limited Partners:	862
General Partners:	1
     (c) During 2006, 2005 and 2004 the Partnership made no cash distributions. However, a non-cash distribution of $13,852 and $4,450 was declared for income tax purposes during 2006 and 2005, respectively.
ITEM 6. SELECTED FINANCIAL DATA
     The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years ended December 31,
	2006	2005	2004	2003	2002
SUMMARY OF OPERATIONS:
Revenue	$3,532,887	$3,406,867	$3,393,246	$3,331,725	$3,378,058

Operating income (loss)	403,392	159,992	134,640	281,940	404,119

Income from continuing operations	238,841	51,346	24,652	137,509	191,165

Income (loss) from discontinued operations (1)	—	799,736	96,450	1,448,414	(9,063)

Net income	$238,841	$851,082	$121,102	$1,585,923	$182,102

Net income from continuing operations per limited partnership unit	$12	$3	$1	$7	$9

Net income (loss) from discontinued operations per limited partnership unit	—	$41	$5	$75	—

Net income per limited partner unit	$12	$44	$6	$82	$10

(1)	On March 11, 2003 and March 21, 2005, the partnership sold the operating assets and franchise rights of its La Conner, Washington and Marion and Eutaw, Alabama systems, respectively. The results of operations and the sale of the La Conner, Marion and Eutaw systems are presented as discontinued operations in this filing and the accompanying financial statements.

	December 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:

Total assets	$6,359,648	$6,381,727	$6,546,410	$7,410,618	$9,641,472

Term loan	2,193,768	2,318,768	3,487,718	4,457,696	8,213,663

Total liabilities	2,845,239	3,092,307	4,103,622	5,088,932	8,905,709

General partner’s deficit	(44,892)	(47,280)	(55,791)	(57,002)	(72,861)
Limited partners’ capital	3,559,301	3,336,700	2,498,579	2,378,688	808,624

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005

Revenue	$878,475	$879,529	$896,864	$878,019	$843,417	$836,765	$846,075	$880,610

Operating income	99,030	80,229	109,295	114,838	88,610	42,738	(99,835)	128,479

Income (loss) from continuing operations	56,438	37,892	67,556	76,955	50,089	8,540	(132,413)	125,130

Income from discontinued operations	—	—	—	—	—	—	—	799,736

Net income (loss)	56,438	37,892	67,556	76,955	50,089	8,540	(132,413)	924,866

Net income (loss) from continuing operations per limited partnership unit	$2	$2	$4	$4	$3	—	($7)	$7

Net (loss) income from discontinued operations per limited partnership unit	—	—	—	—	($1)	—	—	$42

Net income (loss) per limited partnership unit	$2	$2	$4	$4	$3	—	($7)	$48

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2006 and 2005
     Total basic subscribers attributable to continuing operations decreased from 5,508 as of December 31, 2005 to 5,307 as of December 31, 2006. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue from continuing operations totaled $3,532,887 for the year ended December 31, 2006, increasing 4% from $3,406,867 for the year ended December 31, 2005. Revenues from continuing operations for the year ended December 31, 2006 were comprised of the following sources:
•	$2,674,673 (75%) from basic services,

•	$182,619 (5%) from premium services

•	$30,485 (1%) from digital services

•	$312,580 (9%) from high speed Internet services

•	$130,980 (4%) from advertising

•	$70,830 (2%) from late fees

•	$130,720 (4%) from other sources.
     Average monthly revenue per subscriber increased $4.02 or approximately 8% from $49.66 for year ended December 31, 2005 to $53.68 for the year ended December 31, 2006. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2006 and increased penetration of new products, specifically, high-speed Internet services, and increased advertising revenue. This increase was partially offset by the aforementioned decrease in subscribers.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2006	2005	2004	2003	2002
Basic Rate	$37.95	$36.25	$34.15	$32.20	$30.75
Expanded Basic Rate	5.60	6.50	7.50	8.25	8.50
HBO Rate	11.50	11.50	11.50	11.00	10.00
Cinemax Rate	10.00	9.00	9.00	9.00	8.50
Showtime Rate	11.00	10.25	10.25	8.75	8.75
Encore Rate	3.75	3.25	2.75	2.50	2.00
Starz	4.25	4.25	3.50	3.00	3.50
Digital Rate (Incremental)	8.00	10.00	14.50	9.00	9.00
Internet Rate	37.00	37.00	38.00	—	—
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $411,008 for the year ended December 31, 2006, representing a decrease of 4% from $428,017 for the year ended December 31, 2005. Decreased employee salary and benefit costs due to a decrease in number of operating employees, were offset by increased pole rental costs. In addition, the Partnership recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita during 2005 which were not recorded in 2006. This amount totaled $23,787 and was recorded as an operating loss from continuing operations. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses attributable to continuing operations totaled $970,896 for the year ended December 31, 2006, representing a decrease of approximately 10% from $1,080,212 for the same period in 2005. This decrease is primarily attributable to legal fees and other costs associated with the settlement of a claim made by a former employee in August of 2005. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim. These costs were not incurred during 2006, but were partially offset by increased administrative service and marketing costs during the year.
Programming expenses attributable to continuing operations totaled $1,215,248 for the year ended December 31, 2006, an increase of 9% from $1,116,463 for the year ended December 31, 2005. This increase is partially attributable to the recognition of $30,000 in additional programming expense associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 5,508 as of December 31, 2005 to 5,307 as of December 31, 2006. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense allocated to continuing operations decreased approximately 14%, from $621,324 in 2005 to $533,843 in 2006. Such decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
     Interest expense and amortization of loan fees allocated to continuing operations increased approximately 23% from $135,779 in 2005 to $167,665 in 2006. This increase is primarily attributable to higher interest rates in 2006 compared to 2005, offset by lower average outstanding indebtedness during 2006 as a result of required principal repayments.
     In 2006, the Partnership generated income from continuing operations of $238,841 compared to $51,346 in 2005. The Partnership has generated positive operating income in each of the three years ended December 31, 2006, and management anticipates that this trend will continue.
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
     Revenue from continuing operations totaled $3,406,867 for the year ended December 31, 2005, increasing 1% from $3,393,246 for the year ended December 31, 2004. Revenues from continuing operations for the year ended December 31, 2005 were comprised of the following sources:
•	$2,680,983 (79%) from basic services

•	$164,274 (5%) from premium services

•	$30,434 (1%) from digital services

•	$217,050 (6%) from high speed Internet services

•	$122,703 (4%) from advertising

•	$75,609 (2%) from late fees

•	$115,814 (3%) from other sources.
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
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $428,017 for the year ended December 31, 2005, representing an increase of approximately 11% from $384,621 for the year ended December 31, 2004. This increase is primarily attributable to increases in employee salary and benefit costs, and increases in vehicle costs in certain of the Partnership’s systems. In addition, the Partnership recorded deductibles and coinsurance costs related to certain insurance claims that were made as a result of hurricanes Katrina and Rita. This amount totaled $23,787 and was recorded as an operating expense of continuing operations.

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
LIQUIDITY AND CAPITAL RESOURCES
     During 2006, the Partnership’s primary source of liquidity was cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable and broadband services. During 2006, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2007 obligations.
2006
     Net cash provided by operating activities totaled $685,619 for the year ended December 31, 2006. Adjustments to the $238,841 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $533,843 of depreciation and amortization offset by changes in other operating assets and liabilities of $91,656.
     Net cash provided by investing activities consisted of $510,055 in capital expenditures for the year ended December 31, 2006, offset by $44,063 in insurance proceeds received from a fund managed by a related party, and $6,680 in proceeds from the sale of assets.
     Net cash used in financing activities totaled $149,697 for the year ended December 31, 2006, and consisted of $125,000 in principal payments on long-term debt, a $18,302 distribution for tax purposes on behalf of the limited partners and loan fees of $6,395 paid to the Partnership’s lender.
Term Loan
     In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date and modify the principal repayment schedule and certain financial covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 7.38% as of December 31, 2006. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership capitalized an additional $6,395 in loan fees which are being amortized over the term of the new agreement. As of December 31, 2006 and 2005, the balance of the term loan agreement was $2,193,768 and $2,318,768, respectively.
     Annual maturities of the term loan after December 31, 2006 are as follows:

2007	$160,000
2008	220,000
2009	260,000
2010	1,553,768

$2,193,768

     Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2006, the Partnership was in compliance with the terms of the amended loan agreement.
     As of the date of this filing, the balance under the credit facility is $2,193,768 at a LIBOR based interest rate of 7.38%. This interest rate expires in March of 2007, at which time a new rate will be established.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2006 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Term loan	$2,193,768	$160,000	$480,000	$1,553,768	—
Minimum operating lease payments	65,100	16,400	12,000	9,200	27,500

Total	$2,258,868	$176,400	$492,000	$1,562,968	$27,500

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2007.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership‘s term loan exclude interest expense.
Capital Expenditures
During 2006, the Partnership incurred $510,055 in capital expenditures. These expenditures included the continuation of a two-way system plant upgrade to 550 MHz in the Aliceville, AL system, which expands the reach of high-speed Internet services as well as video service offerings, and the continued deployment of high-speed Internet services in the Swainsboro, GA system.
The Partnership plans to invest approximately $520,000 in capital expenditures during 2007. Planned expenditures during 2007 include the continuation of a two-way system plant upgrade to 550 MHz in the Aliceville, AL system, and the continued upgrade of plant for two-way services in the Swainsboro, GA system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.

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
SOLICITATION OF INTEREST FROM POTENTIAL BUYERS
     The General Partner is currently working with a nationally recognized brokerage firm to solicit interests from potential buyers for the Partnership’s cable systems. The General Partner is currently evaluating letters of interest received during the fourth quarter of 2006, however, no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated. It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of completing a sales transaction with a financially viable purchaser at any specific time.
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
Revenue Recognition
     Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.
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
     Management believes the franchises have indefinite lives because the franchises are expected to be used by the Partnership for the foreseeable future as determined based on an analysis of all pertinent factors, including changes in legal, regulatory or contractual provisions and effects of obsolescence, demand and competition. In addition, the expected renewal costs the Partnership would otherwise not incur if the franchises were not subject to renewal are not material in relation to the fair value of the franchises. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. This expectation is supported by management’s experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates.
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
TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $176,644, $170,343, and $169,678 for 2006, 2005, and 2004, respectively. Management fees charged to discontinued operations by the General Partner were $7,333 and $34,622 for 2005 and 2004, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $194,511, $200,140, and $217,247 for 2006, 2005, and 2004, respectively. There were no amounts charged to discontinued operations for these services in 2005 and 2004, respectively.

     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $95,698, $91,635, and $110,947, net of payments received, under the terms of these agreements during 2006, 2005, and 2004, respectively. The Partnership’s discontinued operations include $8,664 and $42,068, net of payments received under the terms of these agreements during 2005 and 2004, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2006, 2005, and 2004, the Partnership’s continuing operations include $42,488, $52,529, and $92,236, respectively, for these services. Of this amount, $0 and $37,830 were capitalized in 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689 and $0 in 2005 and 2004, respectively, for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
CERTAIN BUSINESS RELATIONSHIPS
     John E. Iverson, a Director and Secretary of the General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $22,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2006, 2005 and 2004 are included as a part of this filing (see Item 15 (a) below).
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
     JOHN S. WHETZELL (AGE 65). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 70). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 44 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.
     RICHARD I. CLARK (AGE 49). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 28 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 49). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 61). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 63). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 51). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 42). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 45). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 45). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
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
Code of Ethics
     The Partnership does not currently have a code of ethics. The Partnership has only 9 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of whom have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate during the current fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2006 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2006 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2006 is as follows:

AMOUNT AND
NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s Interest	Northland Communications Corporation 101 Stewart Street, Suite 700 Seattle, Washington 98101	(See Note A)	(See Note A)
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
     Cable Ad-Concepts, Inc. (“CAC”), an affiliate of Northland, manages the production and development of video commercial advertisements and advertising sales support.

Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $176,644, $170,343, and $169,678 for 2006, 2005, and 2004, respectively. Management fees charged to discontinued operations by the General Partner were $7,333 and $34,622 for 2005 and 2004, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $194,511, $200,140, and $217,247 for 2006, 2005, and 2004, respectively. There were no amounts charged to discontinued operations for these services in 2005 and 2004, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $95,698, $91,635, and $110,947, net of payments received, under the terms of these agreements during 2006, 2005, and 2004, respectively. The Partnership’s discontinued operations include $8,664 and $42,068, net of payments received under the terms of these agreements during 2005 and 2004, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2006, 2005, and 2004, the Partnership’s continuing operations include $42,488, $52,529, and $92,236, respectively, for these services. Of this amount, $0 and $37,830 were capitalized in 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689 and $0 in 2005 and 2004, respectively, for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
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
     (c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2006 and 2005 have been allocated by management and are set forth below.

	Year Ended December 31,
	2006	2005

Audit fees	$74,695	$60,312
Audit-related fees	—	—

Total	$74,695	$60,312

Audit fees for the fiscal years ended December 31, 2006 and 2005 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Board of Director’s of the General Partner’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a) FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets—December 31, 2006 and 2005	F-2

Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-3

Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2006, 2005 and 2004	F-4

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-5

Notes to Financial Statements—December 31, 2006 and 2005	F-6

(b) REPORTS ON FORM 8-K:

Form 8-K filed September 20, 2006 regarding settlement of ongoing litigation.

(c) EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

(c) EXHIBITS:

10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL — Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL — Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL — Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL — Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

(c) EXHIBITS:

10.39	Franchise Agreement with Town of Millport, AL — Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL — Assignment and Assumption Agreement dated August 2, 1994 (7)

10.42	Franchise Agreement with City of Reform, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 30, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 30, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 30, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 30, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002. (15)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003 March 31, 1995.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2001

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP By: NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)
Date: 3-30-07	By:	/s/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/s/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive officer and	3-30-07
John S. Whetzell	chairman of the board of directors of Northland Communications Corporation

/s/ RICHARD I. CLARK	Director of Northland Communications	3-30-07
Richard I. Clark	Corporation

/s/ JOHN E. IVERSON	Secretary and Director of Northland Communications	3-30-07
John E. Iverson	Corporation

/s/ GARY S. JONES	President of Northland Communications Corporation	3-30-07
Gary S. Jones

KPMG LLP
Suite 900
801 Second Avenue
Seattle, WA 98104
Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Eight Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
Seattle, Washington
March 30, 2007
KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International a Swiss cooperative.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Balance Sheets

December 31, 2006 and 2005

	2006	2005
Assets
Cash	$95,896	63,349
Accounts receivable, net	81,844	51,613
Insurance reimbursement receivable from fund managed by related party	—	44,063
Due from affiliates	2,333	8,783
Prepaid expenses	48,555	35,218

Investment in cable television properties:
Property and equipment	11,221,002	10,751,327
Less accumulated depreciation	(8,253,030)	(7,735,370)

	2,967,972	3,015,957

Franchise agreements (net of accumulated amortization of $1,907,136 in 2006 and 2005)	3,152,204	3,152,204

Total investment in cable television properties	6,120,176	6,168,161

Loan fees (net of accumulated amortization of $81,781 and $75,690 in 2006 and 2005, respectively)	10,844	10,540

Total assets	$6,359,648	6,381,727

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$359,906	465,406
Due to General Partner and affiliates	76,462	87,918
Deposits	6,050	4,800
Subscriber prepayments	209,053	215,415
Term loan	2,193,768	2,318,768

Total liabilities	2,845,239	3,092,307

Commitments and contingencies

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(45,892)	(48,280)

	(44,892)	(47,280)

Limited partners:
Contributed capital, net (19,087 units)	8,102,518	8,116,370
Accumulated deficit	(4,543,217)	(4,779,670)

	3,559,301	3,336,700

Total liabilities and partners’ capital (deficit)	$6,359,648	6,381,727

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Operations

Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Revenue	$3,532,887	3,406,867	3,393,246

Expenses:
Operating (including $67,434, $73,224, and $71,491, net, paid to affiliates in 2006, 2005, and 2004, respectively), excluding depreciation and amortization expense recorded below	411,008	428,017	384,621
General and administrative (including $410,644, $404,138, and $426,381, net, paid to affiliates in 2006, 2005, and 2004, respectively)	970,896	1,080,212	931,234
Programming (including $53,713 and $545, net, received from and $51,993, net, paid to affiliates in 2006, 2005, and 2004, respectively)	1,215,248	1,116,463	1,059,169
Depreciation	533,843	621,324	882,064
(Gain) loss on disposal of assets	(1,500)	859	1,518

Operating income	403,392	159,992	134,640

Other income (expense):
Interest expense and amortization of loan fees	(167,665)	(135,779)	(112,774)
Interest income and other, net	3,114	27,133	2,786

Income from continuing operations	238,841	51,346	24,652

Discontinued operations (note 11) Income from operations of Marion and Eutaw systems, net (including gain on sale of systems of $756,130 in 2005)	—	799,736	96,450

Net income	$238,841	851,082	121,102

Allocation of net income:
General Partner	$2,388	8,511	1,211
Limited partners	236,453	842,571	119,891
Net income per limited partnership unit	12	44	6
Net income from continuing operations per limited partnership unit	12	3	1
Net income from discontinued operations per limited partnership unit	—	41	5
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2006, 2005, and 2004

	General Partner	Limited partners	Total
Balance, December 31, 2003	$(57,002)	2,378,688	2,321,686

Net income	1,211	119,891	121,102

Balance, December 31, 2004	(55,791)	2,498,579	2,442,788

Net income	8,511	842,571	851,082

Distribution declared to Limited Partners for income taxes	—	(4,450)	(4,450)

Balance, December 31, 2005	(47,280)	3,336,700	3,289,420

Net income	2,388	236,453	238,841

Distribution declared to Limited Partners for income taxes	—	(13,852)	(13,852)

Balance, December 31, 2006	$(44,892)	3,559,301	3,514,409

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income	$238,841	851,082	121,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	533,843	623,009	1,029,889
Amortization of loan fees	6,091	5,499	5,550
(Gain) loss on disposal of assets	(1,500)	(755,271)	1,518
Changes in certain assets and liabilities:
Accounts receivable	(30,231)	(46,911)	23,881
Proceeds from related party insurance fund	44,063	—	—
Due from affiliates	6,450	(2,110)	(6,673)
Prepaid expenses	(13,337)	4,873	(10,239)
Accounts payable and accrued expenses	(82,033)	54,379	13,191
Due to General Partner and affiliates	(11,456)	20,115	(10,900)
Deposits	1,250	(350)	150
Subscriber prepayments	(6,362)	99,637	(33,384)

Net cash provided by operating activities	685,619	853,952	1,134,085

Cash flows from investing activities:
Purchase of property and equipment	(510,055)	(831,341)	(631,211)
Proceeds from sale of system	—	978,950	194,871
Proceeds from sale of assets	6,680	9,502	—

Net cash (used in) provided by investing activities	(503,375)	157,111	(436,340)

Cash flows from financing activities:
Principal payments on term loan	(125,000)	(1,168,950)	(969,978)
Distribution on behalf of limited partners for tax purposes	(18,302)	—	—
Loan fees	(6,395)	—	—

Net cash used in financing activities	(149,697)	(1,168,950)	(969,978)

Increase (decrease) in cash	32,547	(157,887)	(272,233)

Cash, beginning of year	63,349	221,236	493,469

Cash, end of year	$95,896	63,349	221,236

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$198,090	117,866	129,130
Distribution declared to Limited Partners for income taxes	—	(4,450)	—
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
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
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(2)	Basis of Presentation
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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $3,200 at December 31, 2006 and $4,200 at December 31, 2005.

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
December 31, 2006 and 2005
Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment	5-20 years
The Partnership evaluates the depreciation periods of property and equipment to determine whether events or circumstances warrant revised estimates of useful lives.

The Partnership recorded depreciation expense within continuing operations of $533,843, $621,324, and $882,064 in 2006, 2005, and 2004, respectively, and depreciation expense within discontinued operations of $1,685 and $147,825 in 2005 and 2004, respectively.

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

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of 2006 and determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are no conditions such as
(Continued)

     NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

(e)	Loan Fees

Loan fees are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life of 1.47 years). The Partnership recorded amortization expense attributable to continuing operations of $6,091, $5,117, and $4,215 in 2006, 2005, and 2004, respectively. Amortization expense attributable to discontinued operations was $382 and $1,335 in 2005 and 2004, respectively. Future amortization of loan fees is expected to be as follows:

2007	$6,827
2008	1,786
2009	1,786
2010	445

$10,844

(f)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. Management suspended contributions throughout 2002 based on its assessment that the current balance would be sufficient to meet potential claims. In 2006, 2005 and 2004, the Partnership was required to make contributions and was charged $7,661, $2,826 and $930, respectively, by the fund. As of December 31, 2006 and 2005, the fund (related to all Northland entities) had a balance of $215,124 and $202,270, respectively.

(g)	Revenue Recognition

Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
advertising revenues earned in continuing operations were $130,980, $122,703, and $110,707 in 2006, 2005, and 2004, respectively. There were no local spot advertising revenues earned in discontinued operations in 2005 or 2004.

(h)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $41,580, $41,085, and $35,329 in 2006, 2005, and 2004, respectively. There were no advertising costs attributable to discontinued operations in 2005 or 2004.

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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by $1,435,180 in offering costs. As of December 31, 2006, the Partnership has repurchased $12,500 of limited partnership units (50 units at $250 per unit).
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(5)	Transactions with the General Partner and Affiliates
(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $176,644, $170,343, and $169,678 for 2006, 2005, and 2004, respectively. Management fees charged to discontinued operations by the General Partner were $7,333 and $34,622 for 2005 and 2004, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $194,511, $200,140, and $217,247 for 2006, 2005, and 2004, respectively. There were no amounts charged to discontinued operations for these services in 2005 and 2004, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $95,698, $91,635, and $110,947, net of payments received, under the terms of these agreements during 2006, 2005, and 2004, respectively. The Partnership’s discontinued operations include $8,664 and $42,068, net of payments received under the terms of these agreements during 2005 and 2004, respectively.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2006, 2005, and 2004, the Partnership’s continuing operations include $42,488, $52,529, and $92,236, respectively, for these services. Of this amount, $0 and $37,830 were capitalized in 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689 and $0 in 2005 and 2004, respectively, for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, Partnership recorded gross advertising revenues and related expenses on its statement of operations Beginning in 2004, the Partnership and CAC modified their agreement such that CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the revenues are remitted to the Partnership, which are recorded as net advertising revenues.

(c)	Due from Affiliates

The receivable from affiliates as of December 31, 2006 and 2005 consists of $2,333 and $8,783, respectively, in reimbursable operating costs.

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2006	2005
Management fees	$(1,051)	15,086
Reimbursable operating costs	24,545	75,059
Other amounts due from General Partner and affiliates, net	52,968	(2,227)

	$76,462	87,918

(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2006	2005
Land and buildings	$84,015	84,015
Distribution plant	10,606,239	10,093,245
Other equipment	530,748	491,348
Construction in progress	—	82,719

	11,221,002	10,751,327
Accumulated depreciation	(8,253,030)	(7,735,370)

Property and equipment, net of accumulated depreciation	$2,967,972	3,015,957

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2006	2005
Accounts payable	$14,149	37,183
Program license fees	132,027	184,542
Pole rental	107,649	100,551
Franchise fees	33,230	30,619
Property taxes	26,031	—
Copyright fees	6,958	13,514
Interest	899	37,415
Other	38,963	61,582

	$359,906	465,406

(8)	Term Loan

In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date and modify the principal repayment schedule and certain financial covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 7.38% as of December 31, 2006. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership capitalized an additional $6,395 in loan fees which are being amortized over the term of the new agreement. As of December 31, 2006 and 2005, the balance of the term loan agreement was $2,193,768 and $2,318,768, respectively.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
Annual maturities of the term loan after December 31, 2006 are as follows:

2007	$160,000
2008	220,000
2009	260,000
2010	1,553,768

$2,193,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2006, the Partnership was in compliance with the terms of the amended loan agreement.

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

The Limited Partners were allocated taxable income in 2006 and 2005. State income taxes to be paid by the Partnership on behalf of the Limited Partners have been recorded as a reduction of Limited Partner’s capital. There was no taxable income allocated to the limited partners in 2004. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income allocated to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under accounting principles generally accepted in the United States of America. Traditionally, there are no other significant differences between taxable income and net income (loss) reported in the statements of operations.

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
December 31, 2006 and 2005
basis in their partnership interest at the end of the tax year. No losses will be allocated to limited partners with negative basis.

In addition, current tax law does not allow a taxpayer to use losses from a business activity in which they do not materially participate (a passive activity, e.g., a limited partner in a limited partnership) to offset other income such as salary, active business income, dividends, interest, royalties, and capital gains However, such losses can be used to offset income from other passive activities. In addition, disallowed losses can be carried forward indefinitely to offset future income from passive activities. Disallowed losses can be used in full when the taxpayer recognizes gain or loss upon the disposition of their entire interest in the passive activity.

(10)	Commitments and Contingencies
(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $13,200, $13,050, and $12,350 in 2006, 2005, and 2004, respectively. There was no rental expense attributable to discontinued operations, related to these leases in 2005 or 2004. Minimum lease payments through the end of the lease terms are as follows:

2007	$16,400
2008	7,400
2009	4,600
2010	4,600
2011	4,600
Thereafter	27,500

$65,100

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2006, 2005, and 2004 was $111,608, $87,467, and $95,590. Rent expense incurred for pole rentals attributable to discontinued operations for the years ended December 31, 2005 and 2004 was $4,017 and $17,041, respectively.

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
December 31, 2006 and 2005
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

Cable Entry into Internet — The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the Pole Attachment Act). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided. The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals which could include legislation with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. It is uncertain how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. Northland expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. Additionally, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. Currently, Federal court rulings and FCC order provide that cable modem revenue be excluded from gross revenues for purposes of franchise fee calculations. Cable Modem Services have been classified as an “interstate information service,” which has historically meant that limited regulations apply to the provision of this service. However, there is likely to be continuing uncertainty about the classification and regulation of cable modem services

Electric Utility Entry into Telecommunications and Cable Television — The 1996 Telecom provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31,2006 and 2005
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

Access Channels — Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31,2006 and 2005
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

Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for noncompliance and may be terminable if the franchisee fails to comply with material provisions. The specific terms and conditions of franchises vary materially among jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Several of the states in which Northland conducts business have centralized the jurisdiction over franchising with state governmental agencies, rather than with municipalities. Several other states are also considering regulating cable franchises at the state governmental level. The effect of such legislation is to simplify and expedite entrance of new competitive providers of video, data and voice services into the market. Northland anticipate that this trend to wards simplified entrance into the market will continue. Although state and local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
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

Phone Service - The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VoIP, should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with traditional 911 emergency service obligations (E911) and it has extended requirements for accommodating law enforcement wiretaps to such providers. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into phone service.

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
December 31, 2006 and 2005
Greene County, management determined that acceptance would be in the best economic interest of the Partnership, and that the sale was not a result of declining or deteriorating operations nor was it necessary to create liquidity or reduce outstanding debt. It is the opinion of management that the Partnership could have continued existing operations and met all obligations as they became due.

The revenue, expenses and other items attributable to the operations of the Marion and Eutaw systems for the years ended December 31, 2005 and 2004 have been reported as discontinued operations in the accompanying statements of operations, and include the following:

	2005	2004
Service revenues	$146,662	692,208
Expenses:
Operating (including $0 and $9,533 paid to affiliates in 2005 and 2004, respectively)	8,535	49,788
General and administrative (including $16,153, and $67,137 paid to affiliates in 2005, and 2004, respectively)	34,045	162,715
Programming (including $0 paid to affiliates in 2005 and 2004)	47,580	199,735
Depreciation and amortization	1,685	147,825

Income from operations	54,817	132,145

Other income (expense):
Interest expense and amortization of loan fees	(11,211)	(35,695)
Gain on sale of systems	756,130	—

Income from operations of Marion and Eutaw systems, net	$799,736	96,450

In accordance with EITF 87-24, Allocation of Interest to Discontinued Operations, the Partnership allocated interest expense to discontinued operations using the historic weighted average interest rate applicable to the Partnership’s term loan and approximately $970,000 in principal payments related to the sale of the Marion and Eutaw systems, which were applied to the term loan as a result of the system sale.

(12)	Solicitation of Interest from Potential Buyers

The General Partner is currently working with a nationally recognized brokerage firm to solicit interests from potential buyers for the Partnership’s cable systems. The General Partner is currently evaluating letters of interest received during the fourth quarter of 2006, however, no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated. It is Management’s experience, after
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2006 and 2005
many years in the cable television industry, that it is difficult to forecast the likelihood of completing a sales transaction with a financially viable purchaser at any specific time.

(13)	Litigation

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

In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $45,000, or 3.6%, of which will be remitted by NCP-8. The Partnership recorded a charge of $30,000 in expense associated with this supplemental license fee during the 2006, which has been classified as programming expense. The remaining $15,000 will be recorded on a pro rata basis over the remaining contract period. The unpaid total balance by all Northland entities relative to this Supplemental License Fee was $500,000 as of December 31, 2006. Based on Management’s analysis all related Northland affiliates, including NCP- 8, have adequate liquidity to meet the remaining Supplemental License Fee obligation without impairing its ability to meet its future obligations in the ordinary course of business and payment of this obligation will not result in the violation of any financial covenant under its loan agreement.

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