Form 10-Q
period 2007-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2007-05-14
CIK 843368

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2007
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
Yes ☐       No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS

Cash	$90,873	$95,896
Accounts receivable, net	82,897	81,844
Due from affiliates	12,653	2,333
Prepaid expenses	51,813	48,555
Property and equipment, net of accumulated depreciation of $8,325,014 and $8,253,030, respectively	2,872,588	2,967,972
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $83,603 and $81,781, respectively	9,022	10,844

Total assets	$6,272,050	$6,359,648

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$262,265	$359,906
Due from General Partner and affiliates	22,831	76,462
Deposits	6,025	6,050
Subscriber prepayments	222,518	209,053
Term loan	2,153,768	2,193,768

Total liabilities	2,667,407	2,845,239

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(44,990)	(45,892)

	(43,990)	(44,892)

Limited Partners:
Contributed capital, net	8,102,518	8,102,518
Accumulated deficit	(4,453,885)	(4,543,217)

	3,648,633	3,559,301

Total partners’ capital	3,604,643	3,514,409

Total liabilities and partners’ capital	$6,272,050	$6,359,648

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2007	2006
Service revenues	$915,667	$878,019

Expenses:
Operating (including $12,401 and $16,450 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	93,047	104,703
General and administrative (including $101,331 and $99,122 to affiliates in 2007 and 2006, respectively)	226,048	227,739
Programming (including $1,324 and $892 from affiliates in 2007 and 2006, respectively)	329,605	299,377
Depreciation	136,466	131,362

	785,166	763,181

Income from operations	130,501	114,838

Other income (expense):
Interest expense and amortization of loan fees	(42,266)	(38,297)
Interest income and other, net	1,999	414

	(40,267)	(37,883)

Net income	$90,234	$76,955

Allocation of net income:

General Partner	$902	$770

Limited Partners	$89,332	$76,185

Net income per limited partnership unit:
(19,087 units)	$5	$4

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,234	$76,955
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	136,466	131,362
Amortization of loan fees	1,822	1,375
Gain on sale of assets	(1,750)	—
(Increase) decrease in operating assets:
Accounts receivable	(1,053)	14,633
Due from affiliates	(10,320)	(191)
Prepaid expenses	(3,258)	(17,103)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(97,641)	(55,260)
Due to General Partner and affiliates	(53,631)	(10,849)
Subscriber prepayments and deposits	13,440	15,595

Net cash provided by operating activities	74,309	156,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,271)	(26,437)
Proceeds from sale of assets	2,939	—

Net cash (used in) provided by investing activities	(39,332)	(26,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(40,000)	(50,000)

Net cash used in financing activities	(40,000)	(50,000)

(DECREASE) INCREASE IN CASH	(5,023)	80,080

CASH, beginning of period	95,896	63,349

CASH, end of period	$90,873	$143,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$41,344	$50,275

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2007, its statements of operations for the three months ended March 31, 2007 and 2006, and its statements of cash flows for the three months ended March 31, 2007 and 2006. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2007 (9 Months)	5,005
2008	1,786
2009	1,786
2010	445

$9,022

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of March 31, 2007, the balance of the term loan agreement was $2,153,768.
Annual maturities of the term loan after March 31, 2007 are as follows:

2007	120,000
2008	220,000
2009	260,000
2010	1,553,768

$2,153,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2007, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,153,768 at a LIBOR based interest rate of 7.38%. This interest rate expires during the second quarter of 2007, at which time a new rate will be established.
(4) Litigation
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $45,000 of which will be allocated to NCP-8. The Partnership recorded a charge of $30,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and approximately $4,000 in expense during the three months ended March 31, 2007, which has been classified as programming expense. The remaining $11,000 will be recorded on a pro rata basis over the remaining contract period.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(5) Solicitation of Interest from Potential Purchasers
The General Partner has been working with a nationally recognized brokerage firm to solicit interest from potential buyers for the Partnership’s cable systems. The General Partner is currently in preliminary discussions with a potential buyer. However, no assurances can be given as to the likelihood that any sale or sales will ultimately be consummated. It is Management’s experience, after many years in the cable television industry, that it is difficult to forecast the likelihood of completing a sales transaction with a financially viable purchaser at any specific time.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Three Months Ended March 31, 2007 and 2006
Total basic subscribers attributable to continuing operations decreased from 5,668 as of March 31, 2006 to 5,423 as of March 31, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $915,667 for the three months ended March 31, 2007, an increase of 4% from $878,019 for the three months ended March 31, 2006. Revenues from continuing operations for the three months ended March 31, 2007 were comprised of the following sources:
•	$674,629 (74%) from basic and expanded services

•	$42,512 (5%) from premium services

•	$7,335 (1%) from digital services

•	$105,778 (11%) from high speed internet services

•	$30,703 (3%) from advertising

•	$16,415 (2%) from late fees

•	$38,295 (4%) from other sources
Average monthly revenue per subscriber increased $4.54 or approximately 9% from $52.16 for three months ended March 31, 2006 to $56.70 for the three months ended March 31, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, attributable to continuing operations totaled $93,047 for the three months ended March 31, 2007, a decrease of $11,659 or approximately 11% from the same period in 2006. This decrease is primarily attributable to decreases pole rent and operating overhead expenses. While operating expenses decreased for the three months ended March 31, 2007, management expects increases in operating expenses in the future. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses attributable to continuing operations totaled $226,048 for the three months ended March 31, 2007, remaining relatively constant with the same period in 2006. Increases in property insurance, audit fees and management fees were offset by decreased in legal expenses primarily attributable to the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses attributable to continuing operations totaled $329,605 for the three months ended March 31, 2007, representing an increase of $30,228 or approximately 10% over the same period in 2006. This increase is partially attributable to the recognition of $4,000 in additional programming expense during 2007 associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, higher costs associated with an increase in high-speed Internet subscribers, offset by a decrease in video subscribers from 5,668 as of March 31, 2006 to 5,423 as of March 31, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense attributable to continuing operations for the three months ended March 31, 2007 increased approximately 4% from $131,362 for the three months ended March 31, 2006 to $136,466 for the three months ended March 31, 2007. Such increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees allocated to continuing operations increased approximately 10% from $38,297 for the three months ended March 31, 2006 to $42,266 for the three months ended March 31, 2007. Lower average outstanding indebtedness, as a result of required principal repayments, was more than offset by higher interest rates in 2007 compared to 2006.
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
Net cash provided by operating activities totaled $74,309 for the three months ended March 31, 2007. Adjustments to the $90,234 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $136,466, offset by changes in other operating assets and liabilities of $152,463.
Net cash used in investing activities totaled $39,332 for the three months ended March 31, 2007, and consisted primarily of $42,271 of capital expenditures.
Net cash used in financing activities for the three months ended March 31, 2007 consisted of $40,000 in principal payments on long-term debt.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of March 31, 2007, the balance of the term loan agreement was $2,153,768.
Annual maturities of the term loan after March 31, 2007 are as follows:

2007	120,000
2008	220,000
2009	260,000
2010	1,553,768

$2,153,768

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2007, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,153,768 at a LIBOR based interest rate of 7.38%. This interest rate expires during the second quarter of 2007, at which time a new rate will be established.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2007:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years
Notes payable	2,153,768	175,000	1,978,768	—	—
Minimum operating lease payments	61,800	14,300	10,800	9,200	27,500

Total	2,215,568	189,300	1,989,568	9,200	27,500

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2007.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first three months of 2007, the Partnership paid approximately $42,000 in capital expenditures. These expenditures include quality assurance projects to upgrade the plant in both the Aliceville, AL and Swainsboro, GA systems.
The Partnership plans to invest approximately $356,000 in capital expenditures during the remainder of 2007. Planned expenditures during the remainder of 2007 include the initial phases of system plant upgrade to 550 MHz and purchase of a new bucket truck in the Aliceville, AL system, and a HDTV channel launch in the Swainsboro, GA system. In addition, improvement of existing plant equipment for all systems, including cable line drops, is an ongoing capital expenditure.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland shall pay to the programmer, in four installments, a Supplemental License fee, approximately $45,000 of which will be allocated to NCP-8. The Partnership recorded a charge of $30,000 in expense associated with this supplemental license fee for the period ending December 31, 2006, and approximately $4,000 in expense during the three months ended March 31, 2007, which has been classified as programming expense. The remaining $11,000 will be recorded on a pro rata basis over the remaining contract period.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2006 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
          (a) Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 14, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 14, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 14, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 14, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE
/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	05-14-07
/s/ GARY S. JONES Gary S. Jones	President	05-14-07