Form 10-Q
period 2007-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2007-08-10
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2007
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
Yes ☐      No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2007	2006
ASSETS

Cash	$257,642	$95,896
Accounts receivable, net	82,249	81,844
Due from affiliates	9,007	2,333
Prepaid expenses	42,842	48,555
Property and equipment, net of accumulated depreciation of $8,461,430 and $8,253,030, respectively	2,805,268	2,967,972
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $85,424 and $81,781, respectively	7,201	10,844

Total assets	$6,356,413	$6,359,648

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$313,791	$359,906
Due from General Partner and affiliates	46,054	76,462
Deposits	5,500	6,050
Subscriber prepayments	193,427	209,053
Term loan	2,092,872	2,193,768

Total liabilities	2,651,644	2,845,239

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(43,988)	(45,892)

	(42,988)	(44,892)

Limited Partners:
Contributed capital, net	8,102,518	8,102,518
Accumulated deficit	(4,354,761)	(4,543,217)

	3,747,757	3,559,301

Total partners’ capital	3,704,769	3,514,409

Total liabilities and partners’ capital	$6,356,413	$6,359,648

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the six months ended June 30,
	2007	2006
Service revenues	$1,864,737	$1,774,882

Expenses:
Operating (including $25,737 and $33,837 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	186,785	212,832
General and administrative (including $203,296 and $205,167 to affiliates in 2007 and 2006, respectively)	473,375	483,511
Programming (including $2,745 and $1,945 from affiliates in 2007 and 2006, respectively)	660,139	590,002
Depreciation	272,882	264,408
Gain on disposal of assets	(1,750)	—

	1,591,431	1,550,753

Income from operations	273,306	224,129

Other income (expense):
Interest expense and amortization of loan fees	(83,894)	(80,070)
Interest income and other, net	948	452

	(82,946)	(79,618)

Net income	$190,360	$144,511

Allocation of net income:

General Partner	$1,904	$1,445

Limited Partners	$188,456	$143,066

Net income per limited partnership unit:
(19,087 units)	$10	$7

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended June 30,
	2007	2006
Service revenues	$949,070	$896,864

Expenses:
Operating (including $13,336 and $17,387 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	93,738	108,128
General and administrative (including $101,965 and $105,505 to affiliates in 2007 and 2006, respectively)	247,328	255,771
Programming (including $1,421 and $1,032 from affiliates in 2007 and 2006, respectively)	330,534	290,625
Depreciation	136,416	133,045

	808,016	787,569

Income from operations	141,054	109,295

Other income (expense):
Interest expense and amortization of loan fees	(41,627)	(41,773)
Interest income and other, net	699	34

	(40,928)	(41,739)

Net income	$100,126	$67,556

Allocation of net income:

General Partner	$1,001	$676

Limited Partners	$99,125	$66,880

Net income per limited partnership unit:
(19,087 units)	$5	$4

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,360	$144,511
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	272,882	264,408
Amortization of loan fees	3,643	2,750
Gain on sale of assets	(1,750)	—
(Increase) decrease in operating assets:
Accounts receivable	(405)	4,095
Due from affiliates	(6,674)	(5,003)
Prepaid expenses	5,713	(17,333)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(46,115)	(56,191)
Due to General Partner and affiliates	(30,408)	(10,808)
Subscriber prepayments and deposits	(16,176)	(1,245)

Net cash provided by operating activities	371,070	325,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(111,529)	(190,257)
Proceeds from sale of assets	3,101	23,747

Net cash used in investing activities	(108,428)	(166,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(100,896)	(100,000)

Net cash used in financing activities	(100,896)	(100,000)

INCREASE IN CASH	161,746	58,674

CASH, beginning of period	95,896	63,349

CASH, end of period	$257,642	$122,023

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$80,721	$87,660

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2007, its statements of operations for the six and three months ended June 30, 2007 and 2006, and its statements of cash flows for the six months ended June 30, 2007 and 2006. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.
On July 3, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership
(2) Intangible Assets
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2007 (6 Months)	3,184
2008	1,786
2009	1,786
2010	445

$7,201

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of June 30, 2007, the balance of the term loan agreement was $2,092,872.

Annual maturities of the term loan after June 30, 2007 are as follows:

2007	80,000
2008	220,000
2009	260,000
2010	1,532,872

$2,092,872

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of June 30, 2007, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,092,872 at a LIBOR based interest rate of 7.38%. This interest rate expires during the third quarter of 2007, at which time a new rate will be established.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland agreed to pay the programmer, in four installments, a Supplemental License fee, approximately $45,000 of which will be allocated to NCP-8. The Partnership recorded a charge of $30,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and approximately $7,500 and $4,000 in expense during the six and three months ended June 30, 2007, respectively, which has been classified as programming expense. The remaining $7,500 will be paid and recorded on a pro rata basis over the remaining contract period.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(5) Potential Sale of Systems
On July 3, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership. As limited partners approval is required prior to the closing of the transaction, management does not have the authority to approve the sale of these assets, which precludes such assets to be classified as “held for sale,” as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The terms of the purchase and sale agreement included a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing will be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $2,092,872 as of June 30, 2007) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Six Months Ended June 30, 2007 and 2006
Total basic subscribers decreased from 5,307 as of December 31, 2006 to 5,228 as of June 30, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $1,864,737 for the six months ended June 30, 2007, an increase of 5% from $1,774,882 for the six months ended June 30, 2006. Revenues for the six months ended June 30, 2007 were comprised of the following sources:
•	$1,372,778 (74%) from basic and expanded services

•	$88,063 (5%) from premium services

•	$13,766 (1%) from digital services

•	$219,640 (12%) from high speed internet services

•	$62,917 (3%) from advertising

•	$35,294 (2%) from late fees

•	$72,279 (3%) from other sources
Average monthly revenue per subscriber increased $5.04 or approximately 10% from $52.94 for six months ended June 30, 2006 to $57.98 for the six months ended June 30, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $186,785 for the six months ended June 30, 2007, a decrease of $26,047 or approximately 12% from the same period in 2006. This decrease is primarily attributable to decreased pole rent and operating overhead expenses. While operating expenses decreased for the six months ended June 30, 2007, management expects increases in operating expenses in the future. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $473,375 for the six months ended June 30, 2007, a decrease of approximately 2% from $483,511 for the same period in 2006. This decrease is primarily attributable to decreased legal expenses primarily attributable to the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses totaled $660,139 for the six months ended June 30, 2007, representing an increase of $70,137 or approximately 12% over the same period in 2006. This increase is partially attributable to the recognition of $7,500 in additional programming expense during the six months ended June 30, 2007 associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, higher costs associated with an increase in high-speed Internet subscribers, offset by a decrease in video subscribers from 5,526 as of June 30, 2006 to 5,228 as of June 30, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense for the six months ended June 30, 2007 increased approximately 3% from $264,408 for the six months ended June 30, 2006 to $272,882 for the six months ended June 30, 2007. Such increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees increased approximately 5% from $80,070 for the six months ended June 30, 2006 to $83,894 for the six months ended June 30, 2007. Lower average outstanding indebtedness, as a result of required principal repayments, was more than offset by higher interest rates in 2007 compared to 2006.
Results of Continuing Operations — Three Months Ended June 30, 2007 and 2006
Total basic subscribers decreased from 5,423 as of March 31, 2007 to 5,228 as of June 30, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $949,070 for the three months ended June 30, 2007, an increase of 6% from $896,864 for the three months ended June 30, 2006. Revenues from continuing operations for the three months ended June 30, 2007 were comprised of the following sources:
•	$698,149 (74%) from basic and expanded services

•	$45,552 (5%) from premium services

•	$6,430 (1%) from digital services

•	$113,863 (12%) from high speed internet services

•	$32,215 (3%) from advertising

•	$18,879 (2%) from late fees

•	$33,982 (3%) from other sources
Average monthly revenue per subscriber increased $6.03 or approximately 11% from $53.72 for three months ended June 30, 2006 to $59.75 for the three months ended June 30, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $93,738 for the three months ended June 30, 2007, a decrease of $14,390 or approximately 13% from the same period in 2006. This decrease is primarily attributable to decreases pole rent and operating overhead expenses.
General and administrative expenses totaled $247,328 for the three months ended June 30, 2007, a decrease of approximately 3% from $255,771 for the same period in 2006. This decrease is primarily attributable to decreased legal expenses primarily attributable to the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses totaled $330,534 for the three months ended June 30, 2007, representing an increase of $39,909 or approximately 14% over the same period in 2006. This increase is partially attributable to the recognition of $4,000 in additional programming expense during the three months ended June 30, 2007 associated with settlement of litigation with one of the Partnership’s programmers. The increase is also attributable to higher costs charged by various program suppliers, higher costs associated with an increase in high-speed Internet subscribers, offset by a decrease in video subscribers from 5,526 as of June 30, 2006 to 5,228 as of June 30, 2007.
Depreciation expense for the three months ended June 30, 2007 increased approximately 3% from $133,045 for the three months ended June 30, 2006 to $136,416 for the three months ended June 30, 2007. Such increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees totaled $41,627 for the three months ended June 30, 2007 remaining relatively constant with the same period in 2006. Lower average outstanding indebtedness, as a result of required principal repayments, was offset by higher interest rates in 2007 compared to 2006.
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
Net cash provided by operating activities totaled $371,070 for the six months ended June 30, 2007. Adjustments to the $190,360 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $272,882, offset by changes in other operating assets and liabilities of $94,065.
Net cash used in investing activities totaled $108,428 for the six months ended June 30, 2007, and consisted primarily of $111,529 of capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2007 consisted of $100,896 in principal payments on long-term debt.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of June 30, 2007, the balance of the term loan agreement was $2,092,872.
Annual maturities of the term loan after June 30, 2007 are as follows:

2007	80,000
2008	220,000
2009	260,000
2010	1,532,872

$2,092,872

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of June 30, 2007, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $2,092,872 at a LIBOR based interest rate of 7.38%. This interest rate expires during the third quarter of 2007, at which time a new rate will be established.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2007:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Notes payable	2,092,872	190,000	1,902872	—	—
Minimum operating lease payments	58,400	12,200	9,600	9,200	27,400

Total	2,151,272	202,200	1,912,472	9,200	27,400

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2007.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first six months of 2007, the Partnership paid approximately $111,529 in capital expenditures. These expenditures include quality assurance projects to maintain the plant in both the Aliceville, AL and Swainsboro, GA systems.
The Partnership plans to invest approximately $140,000 in capital expenditures during the remainder of 2007. Planned expenditures during the remainder of 2007 include additional quality assurance projects to maintain the integrity of the existing cable television system plant.
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
On July 3, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership. As limited partners approval is required prior to the closing of the transaction, management does not have the authority to approve the sale of these assets, which precludes such assets to be classified as “held for sale,” as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over a one year period that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $21,000.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland agreed to pay the programmer, in four installments, a Supplemental License fee, approximately $45,000 of which will be allocated to NCP-8. The Partnership recorded a charge of $30,000 in expense associated with this supplemental license fee for the period ending December 31, 2006, and approximately $7,500 and $4,000 in expense during the six and three months ended June 30, 2007, respectively, which has been classified as programming expense. The remaining $7,500 will be paid and recorded on a pro rata basis over the remaining contract period.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 10, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 10, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 10, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 10, 2007 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K

Form 8-K filed on July 7, 2007 disclosing the execution of a purchase and sale agreement to sell the remaining Partnership assets to Green River Media and Communications, LLC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY:	Northland Communications Corporation, General Partner

SIGNATURES	CAPACITIES	DATE
/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and Assistant Secretary	08-10-07

Richard I. Clark

/s/ GARY S. JONES	President	08-10-07

Gary S. Jones