Form 10-Q
period 2007-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2007-11-13
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
Yes ☐                     No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2007	2006

ASSETS

Cash	$273,826	$95,896
Accounts receivable, net	80,201	81,844
Due from affiliates	9,285	2,333
Prepaid expenses	84,972	48,555
Property and equipment, net of accumulated depreciation of $8,598,997 and $8,253,030, respectively	2,710,054	2,967,972
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $87,246 and $81,781, respectively	5,379	10,844

Total assets	$6,315,921	$6,359,648

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$394,723	$359,906
Due from General Partner and affiliates	44,243	76,462
Deposits	4,850	6,050
Subscriber prepayments	177,712	209,053
Term loan	2,052,872	2,193,768

Total liabilities	2,674,400	2,845,239

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(44,621)	(45,892)

	(43,621)	(44,892)

Limited Partners:
Contributed capital, net	8,102,518	8,102,518
Accumulated deficit	(4,417,376)	(4,543,217)

	3,685,142	3,559,301

Total partners’ capital	3,641,521	3,514,409

Total liabilities and partners’ capital	$6,315,921	$6,359,648

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2007	2006

Service revenues	$2,796,599	$2,654,411

Expenses:
Operating (including $39,077 and $51,023 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	288,898	312,687
General and administrative (including $304,806 and $309,979 to affiliates in 2007 and 2006, respectively)	717,649	731,355
Programming (including $4,157 and $3,034 from affiliates in 2007 and 2006, respectively)	998,848	907,865
Depreciation	410,449	398,144
Gain on disposal of assets	(1,750)	—

	2,414,094	2,350,051

Income from operations	382,505	304,360

Other income (expense):
Interest expense and amortization of loan fees	(124,320)	(124,108)
Interest income and other, net	(131,073)	2,151

	(255,393)	(121,957)

Net income	$127,112	$182,403

Allocation of net income:

General Partner	$1,271	$1,824

Limited Partners	$125,841	$180,579

Net income per limited partnership unit: (19,087 units)	$7	$10

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2007	2006

Service revenues	$931,862	$879,529

Expenses:
Operating (including $13,338 and $17,186 to affiliates in 2007 and 2006, respectively), excluding depreciation and amortization shown below	102,114	99,855
General and administrative (including $101,509 and $104,811 to affiliates in 2007 and 2006, respectively)	244,273	247,845
Programming (including $1,413 and $1,110 from affiliates in 2007 and 2006, respectively)	338,709	317,863
Depreciation	137,567	133,737

	822,663	799,300

Income from operations	109,199	80,229

Other income (expense):
Interest expense and amortization of loan fees	(40,426)	(44,039)
Interest income and other, net	(132,021)	1,702

	(172,447)	(42,337)

Net (loss) income	$(63,248)	$37,892

Allocation of net (loss) income:

General Partner	$(632)	$379

Limited Partners	$(62,616)	$37,513

Net (loss) income per limited partnership unit: (19,087 units)	$(3)	$2

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,112	$182,403
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	410,449	398,144
Amortization of loan fees	5,465	4,269
Gain on sale of assets	(1,750)	—
(Increase) decrease in operating assets:
Accounts receivable	1,643	5,255
Proceeds from related party insurance fund	—	44,063
Due from affiliates	(6,952)	(5,331)
Prepaid expenses	(36,417)	(27,981)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	34,817	(143,079)
Due to General Partner and affiliates	(32,219)	(16,299)
Subscriber prepayments and deposits	(32,541)	(26,486)

Net cash provided by operating activities	469,607	414,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(155,037)	(362,890)
Proceeds from sale of assets	4,256	30,871

Net cash used in investing activities	(150,781)	(332,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(140,896)	(100,000)
Loan fees	—	(6,236)

Net cash used in financing activities	(140,896)	(106,236)

INCREASE IN CASH	177,930	(23,297)

CASH, beginning of period	95,896	63,349

CASH, end of period	$273,826	$40,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$119,755	$156,727

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2007, its statements of operations for the nine and three months ended September 30, 2007 and 2006, and its statements of cash flows for the nine months ended September 30, 2007 and 2006. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.
On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2007 (3 Months)	1,362
2008	1,785
2009	1,785
2010	447

$5,379

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of September 30, 2007, the balance of the term loan agreement was $2,052,872.
Annual maturities of the term loan after September 30, 2007 are as follows:

2007	40,000
2008	220,000
2009	260,000
2010	1,532,872

$2,052,872

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2007, the Partnership was in compliance with the terms of its loan agreement.
As of September 30, 2007, the balance under the credit facility was $2,052,872 at a LIBOR based interest rate of 7.25%. This interest rate expires during the fourth quarter of 2007, at which time a new rate will be established.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland agreed to pay the programmer, in four installments, a Supplemental License fee, approximately $45,000 of which will be allocated to NCP-8. The Partnership recorded a charge of $30,000 in expense associated with this supplemental license fee for the period ended December 31, 2006, and approximately $11,000 and $4,000 in expense during the nine and three months ended September 30, 2007, respectively, which has been classified as programming expense. The remaining $4,000 will be paid and recorded on a pro rata basis over the remaining contract period.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(5) Potential Sale of Systems
On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership. As limited partners approval is required prior to the closing of the transaction, management does not have the authority to approve the sale of these assets, which precludes such assets to be classified as “held for sale,” as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The terms of the purchase and sale agreement included a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing will be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the

Partnership’s Term Loan Agreement (with a balance of $2,052,872 as of September 30, 2007) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
On October 10, 2007, the Partnership filed with the Security and Exchange Commission a proxy statement to solicit limited partner approval (i) to authorize the sale of substantially all the assets of the Partnership to Green River Media and Communications, LLC, or its assignee with the Partnership’s consent,(ii) to authorize the alternative sale of substantially all of the Partnership’s assets to Northland Communications Corporation, its general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction is not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction is otherwise terminated prior to such date, and (iii) to authorize an amendment to the Amended and Restated Agreement of Limited Partnership of Northland Cable Properties Eight Limited Partnership dated August 10, 1989, to exclude the alternative sale transaction from the independent appraisal procedures that would otherwise be required by the NCP-Eight partnership agreement. The purchase agreement that would be entered into with respect to the alternative sale transaction would contain substantially the same terms and conditions as provided in the Green River purchase agreement, except that the general partner’s obligation to close will be subject to the general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the alternative sale transaction becomes effective, the general partner would have the right to terminate the alternative purchase agreement without penalty. The alternative sale transaction will not be entered into unless the proposal to amend the NCP-Eight partnership agreement is approved by a majority of the outstanding units of limited partnership interest (excluding units held by the general partner or its affiliates).
     Pursuant to the terms of the NCP-Eight partnership agreement, the limited partnership will be dissolved upon the sale of all, or substantially all of NCP-Eight’s assets, and the general partner will wind up the business and affairs of NCP-Eight without requiring any further consent or vote by the partners. Accordingly, if either the Green River transaction or the alternative sale transaction closes as planned, the general partner will commence the dissolution and winding up of NCP-Eight during the first half of 2008.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Nine Months Ended September 30, 2007 and 2006
Total basic subscribers decreased from 5,307 as of December 31, 2006 to 5,084 as of September 30, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $2,796,599 for the nine months ended September 30, 2007, an increase of 5% from $2,654,411 for the nine months ended September 30, 2006. Revenues for the nine months ended September 30, 2007 were comprised of the following sources:
•	$2,045,203 (73%) from basic and expanded services

•	$132,708 (5%) from premium services

•	$19,798 (1%) from digital services

•	$334,020 (12%) from high speed internet services

•	$95,336 (3%) from advertising

•	$59,977 (2%) from late fees

•	$109,557 (4%) from other sources
Average monthly revenue per subscriber increased $5.59 or approximately 11% from $53.26 for nine months ended September 30, 2006 to $58.85 for the nine months ended September 30, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $288,898 for the nine months ended September 30, 2007, a decrease of $23,789 or approximately 8% from the same period in 2006. This decrease is primarily attributable to decreased pole rent and operating overhead expenses. While operating expenses decreased for the nine months ended September 30, 2007, management expects increases in operating expenses in the future. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $717,649 for the nine months ended September 30, 2007, a decrease of approximately 2% from $731,355 for the same period in 2006. This decrease is primarily attributable to a decrease in legal expenses related to the settlement of litigation with one of the Partnership’s programmers in September 2006.
Programming expenses totaled $998,848 for the nine months ended September 30, 2007, representing an increase of $90,983 or approximately 10% over the same period in 2006. This increase is partially attributable to higher costs charged by various program suppliers, higher costs associated with an increase in high-speed Internet subscribers, offset by a reduction in other programming expenses and a decrease in video subscribers from 5,406 as of September 30, 2006 to 5,084 as of September 30, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense for the nine months ended September 30, 2007 increased approximately 3% from $398,144 for the nine months ended September 30, 2006 to $410,449 for the nine months ended September 30, 2007. Such increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees totaled $124,320 for the nine months ended September 30, 2007, remaining relatively constant with the same period in 2006. Lower average outstanding indebtedness, as a result of required principal repayments, were offset by higher interest rates in 2007 compared to 2006.

Other expense totaled $131,402 for the nine months ended September 30, 2007 and consists primarily of costs incurred in connection with the sale of the Partnerships assets.
Results of Continuing Operations — Three Months Ended September 30, 2007 and 2006
Total basic subscribers decreased from 5,228 as of June 30, 2007 to 5,084 as of September 30, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $931,862 for the three months ended September 30, 2007, an increase of 6% from $879,529 for the three months ended September 30, 2006. Revenues from continuing operations for the three months ended September 30, 2007 were comprised of the following sources:
•	$672,425 (72%) from basic and expanded services

•	$44,645 (5%) from premium services

•	$6,032 (1%) from digital services

•	$114,379 (12%) from high speed internet services

•	$32,419 (3%) from advertising

•	$24,684 (3%) from late fees

•	$37,278 (4%) from other sources
Average monthly revenue per subscriber increased $6.75 or approximately 13% from $53.91 for three months ended September 30, 2006 to $60.66 for the three months ended September 30, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2007, and increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $102,114 for the three months ended September 30, 2007, an increase of $2,259 or approximately 2% from the same period in 2006. This increase is primarily attributable to increases operating salaries and employees benefit costs offset by a decrease in regional management expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $244,273 for the three months ended September 30, 2007, a decrease of approximately 1% from $247,845 for the same period in 2006. This decrease is attributable to a reduction in marketing expenses and a decrease in legal expenses primarily attributable to the settlement of litigation with one of the Partnership’s programmers in September 2006 offset by an increase in bad debt expenses.
Programming expenses totaled $338,709 for the three months ended September 30, 2007, an increase of approximately 7% from $317,863 for the same period in 2006. This increase is attributable to higher costs charged by various program suppliers, higher costs associated with an increase in high-speed Internet subscribers offset by a decrease in video subscribers from 5,406 as of September 30, 2006 to 5,084 as of September 30, 2007 and the recognition of approximately $27,000 in additional programming expense during the three months ended September 30, 2006 associated with settlement of litigation with one of the Partnership’s programmers.
Depreciation expense totaled $137,567 for the three months ended September 30, 2007, an increase of approximately 3% from $133,737 for the same period in 2006. Increases attributable to the depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees totaled $40,426 for the three months ended September 30, 2007 a decrease of approximately 8% from $44,039 for the same period in 2006. This decrease is attributable to lower average outstanding indebtedness, as a result of required principal repayments.
Other expense totaled $132,202 for the three months ended September 30, 2007 and consists primarily of costs incurred in connection with the sale of the Partnerships assets.

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
Net cash provided by operating activities totaled $469,607 for the nine months ended September 30, 2007. Adjustments to the $127,112 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $410,449, loan fee amortization of $5,465 offset by changes in other operating assets and liabilities of $71,669.
Net cash used in investing activities totaled $150,781 for the nine months ended September 30, 2007, and consisted primarily of $155,037 of capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2007 consisted of $140,896 in principal payments on long-term debt.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of September 30, 2007, the balance of the term loan agreement was $2,052,872.
Annual maturities of the term loan after September 30, 2007 are as follows:

2007	40,000
2008	220,000
2009	260,000
2010	1,532,872

$2,052,872

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2007, the Partnership was in compliance with the terms of its loan agreement.
As of September 30, 2007, the balance under the credit facility was $2,052,872 at a LIBOR based interest rate of 7.25%. This interest rate expires during the fourth quarter of 2007, at which time a new rate will be established.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2007:

		Payments Due By Period
			1 — 3	3 — 5
	Total	Less than 1 year	years	years	More than 5 years

Notes payable	2,052,872	205,000	1,847,872	—	—
Minimum operating lease payments	50,600	9,300	9,200	9,200	22,900

Total	2,103,472	214,300	1,857,072	9,200	22,900

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2007.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first nine months of 2007, the Partnership paid approximately $155,037 in capital expenditures. These expenditures include quality assurance projects to upgrade the plant in both the Aliceville, AL and Swainsboro, GA systems.
The Partnership plans to invest approximately $87,000 in capital expenditures during the remainder of 2007. Planned expenditures during the remainder of 2007 include additional quality assurance projects to maintain the integrity of the existing cable television system plant.
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

On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC, an unaffiliated third party. The transaction is expected to close by the end of March 2008, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. Closing of this transaction would result in the liquidation of the Partnership. As limited partners approval is required prior to the closing of the transaction, management does not have the authority to approve the sale of these assets, which precludes such assets to be classified as “held for sale,” as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over a one year period that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $20,000.
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
In addition, under the terms of the Settlement Agreement, Northland shall make payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which have been previously accrued. In addition, Northland agreed to pay the programmer, in four installments, a Supplemental License fee, approximately $45,000 of which will be allocated to NCP-8. The Partnership recorded a charge of $30,000 in expense associated with this supplemental license fee for the period ending December 31, 2006, and approximately $11,000 and $4,000 in expense during the nine and three months ended September 30, 2007, respectively, which has been classified as programming expense. The remaining $4,000 will be paid and recorded on a pro rata basis over the remaining contract period.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits and Reports on Form 8-K
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 13, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 13, 2007 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 13, 2007 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 13, 2007 pursuant to section 906 of the Sarbanes-Oxley Act
(b)	Reports on Form 8-K

Form 8-K filed on July 7, 2007 disclosing the execution of a purchase and sale agreement to sell the remaining Partnership assets to Green River Media and Communications, LLC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation, General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-13-07

/s/ GARY S. JONES	President	11-13-07
Gary S. Jones