Form 10-K
period 2007-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2008-07-02
CIK 843368

FORM 10-K–ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354, eff. 7-1-91)
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 2007

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

Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑
     As of June 30, 2007, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $5,465,244 based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2007, there were 19,087 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and 852 limited partners holding 19,087 partnership units as of December 31, 2007. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”).
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
     The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2007, the total number of basic subscribers served by the Systems was 5,029, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 53%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).
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
     The following is a description of the areas served by the Systems as of December 31, 2007.
     Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2007 is as follows:

Basic Subscribers	2,578
Expanded Basic Subscribers	1,870
Premium Subscribers	345
Digital Subscribers	59
Internet Subscribers	524
Estimated Homes Passed	5,345
     Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2007 is as follows:

Basic Subscribers	2,451
Expanded Basic Subscribers	1,877
Premium Subscribers	684
Digital Subscribers	292
Internet Subscribers	417
Estimated Homes Passed	4,148
     The Partnership had 9 employees as of December 31, 2007. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
Cable Equipment
     The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions is went into effect as of July 1, 2007.
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
     Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition”. However, the Federal Communications Commission (''FCC’’) and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.
     There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an a´ la carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.
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
     A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide nondiscriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) would be imposed on the cable industry by local, state or federal authorities. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. In addition, it is possible that other “net neutrality” restrictions might be placed on broadband network owners. For example, limitations on the Partnership’s ability to charge content providers whose services require a large amount of network capacity could be imposed. The imposition of this or other such requirements could materially affect the Partnership’s business.
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
     The regulatory requirements applicable to VoIP service are unclear, although the FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of VoIP services is not yet resolved. Expanding the Partnership’s offering of these services may require the Partnership to obtain certain authorizations, including federal, state and local licenses. The Partnership may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to the Partnership. Furthermore, telecommunications companies generally are subject to significant regulation, including payments to the Federal Universal Service Fund and the intercarrier compensation regime, and it may be difficult or costly for the Partnership to comply with such regulations were it to be determined that they applied to VoIP. The FCC has already determined that VoIP providers must comply with traditional 911 emergency service obligations (''E911’’), has imposed a specific timeframe for VoIP providers to accommodate law enforcement wiretaps, and is considering regulating VoIP in other ways. The E911 requirements caused the partnership to slow its implementation of VoIP services to its various systems. In addition, pole attachment rates are higher for providers of telecommunications services than for providers of cable service. If there were to be a final legal determination by the FCC, a state Public Utility Commission, or appropriate court that VoIP services are subject to these higher rates, the Partnership’s pole attachment costs could increase significantly, which could adversely affect its financial condition and results of operations.
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
     The Partnership previously announced the execution of a purchase and sale agreement to sell its operating assets and franchise rights to an unaffiliated third party. As discussed more fully in Item 7 the Partnership exercised its right to terminate this agreement on March 31, 2008. The General Partner is exploring the potential purchase of the Partnership assets however no assurances can be given that the Partnership will sell its assets to the General Partner or find buyers for the assets on terms that might be desirable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 9,493 homes as of December 31, 2007. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
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

     In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including the Partnership, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid the programmer, in four installments, a Supplemental License fee, approximately $45,000, or 3.6%, of which was remitted by the Partnership. The Partnership recorded charges of $15,000 and $30,000 in expense associated with this supplemental license fee during 2007 and 2006 respectively, which have been classified as programming expense.
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
     On March 31, 2008, the Partnership notified Green River Media and Communications LLC (“Green River”) of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”) (See Part II. Item 7. Potential Sale of Systems). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court. Pursuant to the court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
On February 27, 2008, at the special meeting of limited partners of Northland Cable Properties Eight Limited Partnership (the “Partnership”), limited partners voted to authorize the Partnership and its general partner to sell substantially all of the Partnership’s assets to Green River pursuant to the terms of an asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River. A total of 11,363.89 units, or 93.76 percent of the units voted were cast in favor of authorizing the Green River transaction, representing 59.54 percent of the total units outstanding and entitled to vote at the meeting.
Limited partners voted to authorize the Partnership and its general partner to sell substantially all of the Partnership’s assets to its general partner, or one or more if its affiliates, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the transaction between the Partnership and Green River was otherwise terminated prior to such date. A total of 10,477.23 units, or 86.47 percent of the units voted were cast in favor of authorizing the alternative transaction between the Partnership and its general partner, representing 54.89 percent of the total units outstanding and entitled to vote at the meeting.
Limited partners voted to authorize an amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated August 10, 1989 (the “NCP-Eight Partnership Agreement”), to exclude the alternative sale transaction between the Partnership and its general partner from the independent appraisal procedures that would otherwise be required under the NCP-Eight Partnership Agreement. A total of 10,347.23 units, or 85.39 percent of the units voted were cast in favor of authorizing the amendment to the NCP-Eight Partnership Agreement, representing 54.21 percent of the total units outstanding and entitled to vote at the meeting.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2007, is as follows:

Limited Partners:	852
General Partners:	1
     (c) During 2007, 2006 and 2005 the Partnership made no cash distributions. However, a non-cash distribution of $13,852 and $4,450 was declared for income tax purposes during 2006 and 2005, respectively.
ITEM 6. SELECTED FINANCIAL DATA
     The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years ended December 31,
	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS:
Revenue	$3,710,163	$3,532,887	$3,406,867	$3,393,246	$3,331,725

Operating income (loss)	488,874	403,392	159,992	134,640	281,940

Income from continuing operations	43,483	238,841	51,346	24,652	137,509

Income (loss) from discontinued operations (1)	—	—	799,736	96,450	1,448,414

Net income	$43,483	$238,841	$851,082	$121,102	$1,585,923

Net income from continuing operations per limited partnership unit	$2	$12	$3	$1	$7

Net income (loss) from discontinued operations per limited partnership unit	—	—	$41	$5	$75

Net income per limited partner unit	$2	$12	$44	$6	$82

(1)	On March 11, 2003 and March 21, 2005, the partnership sold the operating assets and franchise rights of its La Conner, Washington and Marion and Eutaw, Alabama systems, respectively. The results of operations and the sale of the La Conner, Marion and Eutaw systems are presented as discontinued operations in this filing and the accompanying financial statements.

	December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:

Total assets	$6,251,238	$6,359,648	$6,381,727	$6,546,410	$7,410,618

Term loan	2,012,872	2,193,768	2,318,768	3,487,718	4,457,696

Total liabilities	2,693,346	2,845,239	3,092,307	4,103,622	5,088,932

General partner’s deficit	(44,457)	(44,892)	(47,280)	(55,791)	(57,002)
Limited partners’ capital	3,602,349	3,559,301	3,336,700	2,498,579	2,378,688

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006

Revenue	$913,564	$931,862	$949,070	$915,667	$878,475	$879,529	$896,864	$878,019

Operating income	108,120	109,199	141,054	130,501	99,030	80,229	109,295	114,838
Income (loss) from continuing operations	(83,629)	(63,248)	100,126	90,234	56,438	37,892	67,556	76,955

Income from discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	(83,629)	(63,248)	100,126	90,234	56,438	37,892	67,556	76,955

Net income (loss) from continuing operations per limited partnership unit	$(5)	$(3)	$5	$5	$2	$2	$4	$4

Net (loss) income from discontinued operations per limited partnership unit	—	—	—	—	—	—	—	—

Net income (loss) per limited partnership unit	$(5)	$(3)	$5	$5	$2	$2	$4	$4

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2007 and 2006
     Total basic subscribers attributable to continuing operations decreased from 5,307 as of December 31, 2006 to 5,029 as of December 31, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue from continuing operations totaled $3,710,163 for the year ended December 31, 2007, increasing 5% from $3,532,887 for the year ended December 31, 2006. Revenues from continuing operations for the year ended December 31, 2007 were comprised of the following sources:
•	$2,706,940 (73%) from basic services,

•	$174,230 (5%) from premium services

•	$25,604 (1%) from digital services

•	$450,445 (12%) from high speed Internet services

•	$130,248 (3%) from advertising

•	$80,529 (2%) from late fees

•	$142,167 (4%) from other sources.
     Average monthly revenue per subscriber increased $5.56 or approximately 10% from $53.68 for year ended December 31, 2006 to $59.24 for the year ended December 31, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2007 and increased penetration of new products, specifically, high-speed Internet services.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2007	2006	2005	2004	2003
Basic Rate	$39.50	$37.95	$36.25	$34.15	$32.20
Expanded Basic Rate	4.75	5.60	6.50	7.50	8.25
HBO Rate	12.50	11.50	11.50	11.50	11.00
Cinemax Rate	10.00	10.00	9.00	9.00	9.00
Showtime Rate	13.00	11.00	10.25	10.25	8.75
Encore Rate	3.75	3.75	3.25	2.75	2.50
Starz	5.50	4.25	4.25	3.5	3.00
Digital Rate (Incremental)	6.50	8.00	10.00	14.5	9.00
Internet Rate	39.00	37.00	37.00	38.00	—
     Operating expenses, excluding general and administrative and programming expenses, attributable to continuing operations totaled $390,875 for the year ended December 31, 2007, representing a decrease of 5% from $411,008 for the year ended December 31, 2006. The decrease is primarily attributable to reductions in pole rental expense and regional management costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
     General and administrative expenses attributable to continuing operations totaled $948,228 for the year ended December 31, 2007, representing a decrease of approximately 2% from $970,896 for the same period in 2006. This decrease is primarily attributable to a decrease in legal expenses related to the settlement of litigation with one of the Partnership’s programmers in September 2006 and decreased marketing expense offset by increases in revenue based expenses such as management and franchise fees.
     Programming expenses attributable to continuing operations totaled $1,338,037 for the year ended December 31, 2007, an increase of 10% from $1,215,248 for the year ended December 31, 2006. The increase is attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 5,307 as of December 31, 2006 to 5,029 as of December 31, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense allocated to continuing operations increased approximately 2%, from $533,843 in 2006 to $545,476 in 2007. Such increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment offset by certain assets becoming fully depreciated.
     Interest expense and amortization of loan fees allocated to continuing operations decreased approximately 2% from $167,665 in 2006 to $164,546 in 2007. This decrease is primarily attributable to lower average outstanding indebtedness during 2007 as a result of required principal repayments.
     Interest income and other expense, net totaled $280,845 for the year ended December 31, 2007, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
     In 2007, the Partnership generated income from continuing operations of $43,483 compared to $238,841 in 2006. The Partnership has generated positive operating income in each of the three years ended December 31, 2007, and management anticipates that this trend will continue.
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
LIQUIDITY AND CAPITAL RESOURCES
     During 2007, the Partnership’s primary source of liquidity was cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable and broadband services. During 2007, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2008 obligations.
2007
     Net cash provided by operating activities totaled $606,938 for the year ended December 31, 2007. Adjustments to the $43,483 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $545,476 of depreciation and amortization offset by changes in other operating assets and liabilities of $12,478.
     Net cash used in investing activities consisted of $219,507 in capital expenditures for the year ended December 31, 2007, offset by $8,875 in proceeds from the sale of assets.
     Net cash used in financing activities totaled $180,896 for the year ended December 31, 2007, and consisted of principal payments on long-term debt.
Term Loan
     In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date and modify the principal repayment schedule and certain financial covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 6.875% as of December 31, 2007. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership capitalized an additional $6,395 in loan fees which are being amortized over the term of the new agreement. As of December 31, 2007 and 2006, the balance of the term loan agreement was $2,012,872 and $2,193,768, respectively.
     Annual maturities of the term loan after December 31, 2007 are as follows:

2008	220,000
2009	260,000
2010	1,532,872

$2,012,872

     Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.50 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2007, the Partnership was in compliance with the terms of the amended loan agreement.
     As of the date of this filing, the balance under the credit facility is $1,957,872 at a LIBOR based interest rate of 4.61%. This interest rate expires in June of 2008, at which time a new rate will be established.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2007 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	Years	Years	5 years

Term loan	$2,012,872	$220,000	$1,792,872	—	—
Minimum operating lease payments	48,700	7,400	9,200	9,300	22,800

Total	$2,061,572	$227,400	$1,802,072	$9,300	$22,800

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2008.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During 2007, the Partnership incurred $219,507 in capital expenditures. These expenditures include quality assurance projects to upgrade the plant in both the Aliceville, AL and Swainsboro, GA systems.
The Partnership plans to invest approximately $522,000 in capital expenditures during 2008. Planned expenditures during 2008 include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in Aliceville, AL and Swainsboro, GA, and the potential launch of HDTV (high definition) services in both systems vehicle replacements and potential line extension opportunities.

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
POTENTIAL SALE OF SYSTEMS
     On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC (”Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. Closing of this transaction would have resulted in the liquidation of the Partnership.
     The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $2,012,872 as of December 31, 2007) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
     On December 19, 2007, the Partnership filed with the Security and Exchange Commission a definitive proxy statement to solicit limited partner approval (i) to authorize the sale of substantially all the assets of the Partnership to Green River, or its assignee with the Partnership’s consent,(ii) to authorize the alternative sale of substantially all of the Partnership’s assets to Northland Communications Corporation, its general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction was otherwise terminated prior to such date (the “Alternative Sale Transaction”), and (iii) to authorize an amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated August 10, 1989, to exclude the Alternative Sale Transaction from the independent appraisal procedures that would otherwise be required by the partnership agreement. The purchase agreement that would be entered into with respect to the Alternative Sale Transaction would contain substantially the same terms and conditions as provided in the Green River purchase agreement, except that the general partner’s obligation to close will be subject to the general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the Alternative Sale Transaction becomes effective, the general partner would have the right to terminate the alternative purchase agreement without penalty. On February 27, 2008, at the special meeting of limited partners of the Partnership, limited partners voted to approve the three matters discussed above.
     On March 31, 2008, the Partnership notified Green River of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court. Pursuant to the court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.

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
TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $185,508, $176,644, and $170,343 for 2007, 2006, and 2005, respectively. Management fees charged to discontinued operations by the General Partner were $7,333 for 2005. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $184,396, $194,511, and $200,140 for 2007, 2006, and 2005, respectively. There were no amounts charged to discontinued operations for these services in 2005.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $81,629, $95,698, and $91,635, net of payments received, under the terms of these agreements during 2007, 2006, and 2005, respectively. The Partnership’s discontinued operations include $8,664, net of payments received under the terms of these agreements during 2005.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2007, 2006, and 2005, the Partnership’s continuing operations include $33,366, $42,488, and $52,529, respectively, for these services. Of this amount, $7,109, $0 and $37,830 were capitalized in 2007, 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689 in 2005 for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
CERTAIN BUSINESS RELATIONSHIPS
     John E. Iverson, a Director and Secretary of the General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $20,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2007, 2006 and 2005 are included as a part of this filing (see Item 15 (a) below).
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
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
MANGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Partnership assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Partnership assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2007, the Partnership’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There has been no change in the Partnership’s internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Partnership has no directors or officers. The General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.
     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.
     JOHN S. WHETZELL (AGE 66). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 71). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 44 years. Mr. Iverson is the past President and a Trustee of the Pacific Northwest Ballet Association. Mr. Iverson has a Juris Doctor degree from the University of Washington.
     RICHARD I. CLARK (AGE 50). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 28 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 50). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 62). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 64). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 52). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 43). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 46). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 46). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
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
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2007 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2007 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2007 is as follows:

AMOUNT AND
NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s Interest	Northland Communications Corporation	(See Note A)	(See Note A)

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

Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $185,508, $176,644, and $170,343 for 2007, 2006, and 2005, respectively. Management fees charged to discontinued operations by the General Partner were $7,333 for 2005. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $184,396, $194,511, and $200,140 for 2007, 2006, and 2005, respectively. There were no amounts charged to discontinued operations for these services in 2005.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $81,629, $95,698, and $91,635, net of payments received, under the terms of these agreements during 2007, 2006, and 2005, respectively. The Partnership’s discontinued operations include $8,664, net of payments received under the terms of these agreements during 2005.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2007, 2006, and 2005, the Partnership’s continuing operations include $33,366, $42,488, and $52,529, respectively, for these services. Of this amount, $7,109, $0 and $37,830 were capitalized in 2007, 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689 in 2005 for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. Prior to 2004, the Partnership recorded gross advertising revenues and related expenses on its statement of operations. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
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
     (c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2007 and 2006 have been allocated by management and are set forth below.

	Year Ended December 31,
	2007	2006

Audit fees	$74,910	$74,695
Audit-related fees	—	—

Total	$74,910	$74,695

Audit fees for the fiscal years ended December 31, 2007 and 2006 were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Board of Director’s of the General Partner’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a) FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets—December 31, 2007 and 2006	F-2

Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-3

Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2007, 2006 and 2005	F-4

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-5

Notes to Financial Statements—December 31, 2007 and 2006	F-6
(b) REPORTS ON FORM 8-K:
     Form 8-K filed on December 19, 2007 Letter to limited partners regarding response to mini-tender offer dated December 13, 2007.
     Form 8-K filed on July 26, 2007 Letter to limited partners regarding response to mini-tender offer dated July 26, 2007.
     Form 8-K filed on July 9, 2007 disclosing execution of purchase and sale agreement to sell Aliceville, AL and Swainsboro, GA systems dated July 3, 2007.
     Form 8-K filed on April 4, 2008 disclosing termination of purchase and sale agreement to sell Aliceville, AL and Swainsboro, GA systems effective March 31, 2008.
      Form 8-K filed on May 2, 2008, disclosing preliminary injunction preventing the termination of purchase and sale agreement and statement regarding inability to file its Annual Report on 10-K by the extension deadline.
(c) EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

(c) EXHIBITS:

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL — Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL — Assignment and Assumption Agreement dated November 10, 1994 (7)

(c) EXHIBITS:

10.36	Franchise Agreement with Town of Kennedy, AL — Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL — Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.39	Franchise Agreement with Town of Millport, AL — Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL — Assignment and Assumption Agreement dated August 2, 1994 (7)

10.42	Franchise Agreement with City of Reform, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated July 2, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated July 2, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated July 2, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated July 2, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002.

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(16)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(17)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(18)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

	By:	NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)

Date: 7-02-08	By	/S/ JOHN S. WHETZELL John S. Whetzell, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	7-02-08

/S/ RICHARD I. CLARK Richard I. Clark	Director of Northland Communications Corporation	7-02-08

/S/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	7-02-08

/S/ GARY S. JONES Gary S. Jones	President of Northland Communications Corporation	7-02-08

Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Eight Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2007 and 2006, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Seattle, Washington
February 22, 2008, except as to Note 12 which is dated July 2, 2008

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Balance Sheets
December 31, 2007 and 2006

	2007	2006
Assets
Cash	$311,306	95,896
Accounts receivable, net	78,980	81,844
Due from affiliates	10,147	2,333
Prepaid expenses	72,262	48,555
Investment in cable television properties:
Property and equipment	11,356,347	11,221,002
Less accumulated depreciation	(8,734,024)	(8,253,030)

	2,622,323	2,967,972
Franchise agreements (net of accumulated amortization of $1,907,136 in 2007 and 2006)	3,152,204	3,152,204

Total investment in cable television properties	5,774,527	6,120,176

Loan fees (net of accumulated amortization of $88,609 and $81,781 in 2007 and 2006, respectively)	4,016	10,844

Total assets	$6,251,238	6,359,648

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$391,197	359,906
Due to General Partner and affiliates	101,218	76,462
Deposits	4,050	6,050
Subscriber prepayments	184,009	209,053
Term loan	2,012,872	2,193,768

Total liabilities	2,693,346	2,845,239

Commitments and contingencies

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(45,457)	(45,892)

	(44,457)	(44,892)

Limited partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(4,500,169)	(4,543,217)

	3,602,349	3,559,301

Total liabilities and partners’ capital (deficit)	$6,251,238	6,359,648

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Operations
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Revenue	$3,710,163	3,532,887	3,406,867

Expenses:
Operating (including $52,431, $67,434, and $73,224, net, paid to affiliates in 2007, 2006, and 2005, respectively), excluding depreciation and amortization expense recorded below	390,875	411,008	428,017
General and administrative (including $410,517, $410,644, and $404,138, net, paid to affiliates in 2007, 2006, and 2005, respectively)	948,228	970,896	1,080,212
Programming (including $5,598, $4,211, and $545, net, paid to affiliates in 2007, 2006, and 2005, respectively)	1,338,037	1,215,248	1,116,463
Depreciation	545,476	533,843	621,324
(Gain) loss on disposal of assets	(1,327)	(1,500)	859

Operating income	488,874	403,392	159,992

Other income (expense):
Interest expense and amortization of loan fees	(164,546)	(167,665)	(135,779)
Interest income and other, net	(280,845)	3,114	27,133

Income from continuing operations	43,483	238,841	51,346

Discontinued operations (note 11)

Income from operations of Marion and Eutaw systems, net (including gain on sale of systems of $756,130 in 2005)		—	799,736

Net income	$43,483	238,841	851,082

Allocation of net income:
General Partner	$435	2,388	8,511
Limited partners	43,048	236,453	842,571
Net income per limited partnership unit	2	12	44
Net income from continuing operations per limited partnership unit	2	12	3
Net income from discontinued operations per limited partnership unit		—	— 41

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2007, 2006, and 2005

	General	Limited
	Partner	partners	Total
Balance, December 31, 2004	$(55,791)	2,498,579	2,442,788

Net income	8,511	842,571	851,082

Distribution declared to Limited Partners for income taxes	—	(4,450)	(4,450)

Balance, December 31, 2005	(47,280)	3,336,700	3,289,420

Net income	2,388	236,453	238,841

Distribution declared to Limited Partners for income taxes	—	(13,852)	(13,852)

Balance, December 31, 2006	(44,892)	3,559,301	3,514,409

Net income	435	43,048	43,483

Balance, December 31, 2007	$(44,457)	3,602,349	3,557,892

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005

	2007	2006	2005
Cash flows from operating activities:
Net income	$43,483	238,841	851,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	545,476	533,843	623,009
Amortization of loan fees	6,828	6,091	5,499
Gain on disposal of assets	(1,327)	(1,500)	(755,271)
Changes in certain assets and liabilities:
Accounts receivable	2,864	(30,231)	(46,911)
Proceeds from related party insurance fund	—	44,063	—
Due from affiliates	(7,814)	6,450	(2,110)
Prepaid expenses	(23,707)	(13,337)	4,873
Accounts payable and accrued expenses	43,423	(82,033)	54,379
Due to General Partner and affiliates	24,756	(11,456)	20,115
Deposits	(2,000)	1,250	(350)
Subscriber prepayments	(25,044)	(6,362)	99,637

Net cash provided by operating activities	606,938	685,619	853,952

Cash flows from investing activities:
Purchase of property and equipment	(219,507)	(510,055)	(831,341)
Proceeds from sale of system	—	—	978,950
Proceeds from sale of assets	8,875	6,680	9,502

Net cash (used in) provided by investing activities	(210,632)	(503,375)	157,111

Cash flows from financing activities:
Principal payments on term loan	(180,896)	(125,000)	(1,168,950)
Distribution on behalf of limited partners for tax purposes	—	(18,302)	—
Loan fees	—	(6,395)	—

Net cash used in financing activities	(180,896)	(149,697)	(1,168,950)

Increase (decrease) in cash	215,410	32,547	(157,887)
Cash, beginning of year	95,896	63,349	221,236

Cash, end of year	$311,306	95,896	63,349

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$158,617	198,090	117,866
Distribution declared to Limited Partners for income taxes	—	—	(4,450)

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
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

As discussed more fully in Note 12, the Partnership has executed a purchase/sale agreement to sell the operating assets and franchise rights of its remaining cable systems.

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
December 31, 2007 and 2006
(3)	Summary of Significant Accounting Policies
(a)	Acquisition of Cable Television Systems

Cable television system acquisitions are accounted for as purchase transactions and their cost is allocated to the estimated fair market value of net tangible assets acquired and identifiable intangible assets, including franchise agreements. Any excess is allocated to goodwill.

(b)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $5,500 at December 31, 2007 and $3,200 at December 31, 2006.

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

The Partnership recorded depreciation expense within continuing operations of $545,476, $533,843, and $621,324 in 2007, 2006, and 2005, respectively, and depreciation expense within discontinued operations of $1,685 in 2005.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
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

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

(d)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of goodwill and any other intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of 2007 and determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
(e)	Loan Fees

Loan fees are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life of 2.25 years). The Partnership recorded amortization expense attributable to continuing operations of $6,828, $6,091, and $5,117 in 2007, 2006, and 2005, respectively. Amortization expense attributable to discontinued operations was $382 in 2005. Future amortization of loan fees is expected to be as follows:

2008	$1,786
2009	1,786
2010	444

$4,016

(f)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. In 2007, 2006 and 2005, the Partnership was required to make contributions and was charged $7,792, $7,661 and $2,826, respectively, by the fund. As of December 31, 2007 and 2006, the fund (related to all Northland entities) had a balance of $404,884 and $215,124, respectively.

(g)	Revenue Recognition

Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned in continuing operations were $130,248, $130,980, and $122,703, in 2007 2006 and 2005 respectively. There were no local spot advertising revenues earned in discontinued operations in 2005.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
(h)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to continuing operations were $41,580, $41,580, and $41,085 in 2007, 2006, and 2005, respectively. There were no advertising costs attributable to discontinued operations in 2005.

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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by offering costs, distributions to limited partners and limited partnership unit repurchases through the end of December 31, 2007.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
(5)	Transactions with the General Partner and Affiliates
(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to continuing operations by the General Partner were $185,508, $176,644, and $170,343 for 2007, 2006, and 2005, respectively. Management fees charged to discontinued operations by the General Partner were $7,333 for 2005. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to continuing operations for these services were $184,396, $194,511, and $200,140 for 2007, 2006, and 2005, respectively. There were no amounts charged to discontinued operations for these services in 2005.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s continuing operations include $81,629, $95,698, and $91,635, net of payments received, under the terms of these agreements during 2007, 2006, and 2005, respectively. The Partnership’s discontinued operations include $8,664, net of payments received under the terms of these agreements during 2005.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2007, 2006, and 2005, the Partnership’s continuing operations include $33,366, $42,488, and $52,529, respectively, for these services. Of this amount, $7,109, $0 and $37,830 were capitalized in 2007, 2006 and 2005, respectively, related to the build out and upgrade of cable systems. The Partnership’s discontinued operations include $689 in 2005 for these services. None of these amounts were capitalized. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.

(c)	Due from Affiliates

The receivable from affiliates as of December 31, 2007 and 2006 consists of $10,147 and $2,333, respectively, in reimbursable operating costs.

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2007	2006
Management fees	$1,839	(1,051)
Reimbursable operating costs	18,278	24,545
Other amounts due from General Partner and affiliates, net	81,101	52,968

	$101,218	76,462

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2007	2006
Land and buildings	$79,015	84,015
Distribution plant	10,791,077	10,606,239
Other equipment	479,191	530,748
Construction in progress	7,064	—

	11,356,347	11,221,002

Accumulated depreciation	(8,734,024)	(8,253,030)

Property and equipment, net of accumulated depreciation	$2,622,323	2,967,972

(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2007	2006
Accounts payable	$36,722	14,149
Program license fees	119,907	132,027
Pole rental	69,616	107,649
Franchise fees	30,258	33,230
Property taxes	—	26,031
Copyright fees	5,872	6,958
Interest	—	899
Other	128,822	38,963

	$391,197	359,906

(8)	Term Loan

In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date and modify the principal repayment schedule and certain financial covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 6.875% as of December 31, 2007. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership capitalized an additional $6,395 in loan fees which are being amortized over the term of the new agreement. As of December 31, 2007 and 2006, the balance of the term loan agreement was $2,012,872 and $2,193,768, respectively.

Annual maturities of the term loan after December 31, 2007 are as follows:

2008	$220,000
2009	260,000
2010	1,532,872

$2,012,872

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.50 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2007, the Partnership was in compliance with the terms of the amended loan agreement.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
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

There was no taxable income allocated to the Limited Partners in 2007. The Limited Partners were allocated taxable income in 2006 and 2005. State income taxes to be paid by the Partnership on behalf of the Limited Partners have been recorded as a reduction of Limited Partner’s capital. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income allocated to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under accounting principles generally accepted in the United States of America. Traditionally, there are no other significant differences between taxable income and net income (loss) reported in the statements of operations.

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
December 31, 2007 and 2006
(10)	Commitments and Contingencies
(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense attributable to continuing operations, related to these leases was $13,350, $13,200, and $13,050 in 2007, 2006, and 2005, respectively. There was no rental expense attributable to discontinued operations related to these leases in 2005. Minimum lease payments through the end of the lease terms are as follows:

2008	$7,400
2009	4,600
2010	4,600
2011	4,600
2012	4,700
Thereafter	22,800

$48,700

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals attributable to continuing operations for the years ended December 31, 2007, 2006, and 2005 was $93,536, $111,608, and $87,467. Rent expense incurred for pole rentals attributable to discontinued operations for the years ended December 31, 2005 was $4,017.

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
December 31, 2007 and 2006
subscribers. The special rate rules allow for a simplified cost-of-service showing for basic service tier programming. All of Northland’s systems are eligible for these simplified cost-of-service rules, and have calculated rates in accordance with those rules.

Cable Entry into Internet – The U.S. Supreme Court recently ruled that cable television systems may deliver high-speed Internet access and remain within the protections of Section 703 of the Telecommunications Act of 1996 (the Pole Attachment Act). National Cable & Telecommunications Assoc. v. Gulf Power Co., Nos. 00-832 and 00-843, 534 U.S. (January 16, 2002). The Court reversed the Eleventh Circuit’s decision to the contrary and sustained the FCC decision that applied the Pole Attachment Act’s rate formula and other regulatory protections to cable television systems’ attachments over which commingled cable television and cable modem services are provided. The data services business, including Internet access, is largely unregulated at this time apart from federal, state and local laws and regulations applicable to businesses in general. Some federal, state, local and foreign governmental organizations are considering a number of legislative and regulatory proposals which could include legislation with respect to Internet user privacy, infringement, pricing, quality of products and services and intellectual property ownership. It is uncertain how existing laws will be applied to the Internet in areas such as property ownership, copyright, trademark, trade secret, obscenity and defamation. Additionally, some jurisdictions have sought to impose taxes and other burdens on providers of data services, and to regulate content provided via the Internet and other information services. Northland expects that proposals of this nature will continue to be debated in Congress and state legislatures in the future. Additionally, the FCC is now considering a proposal to impose obligations on some or all providers of Internet access services to contribute to the cost of federal universal service programs, which could increase the cost of Internet access. Currently, Federal court rulings and FCC order provide that cable modem revenue be excluded from gross revenues for purposes of franchise fee calculations. Cable Modem Services have been classified as an “interstate information service,” which has historically meant that limited regulations apply to the provision of this service. However, there is likely to be continuing uncertainty about the classification and regulation of cable modem services

Electric Utility Entry into Telecommunications and Cable Television – The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several of these utilities have been granted broad authority to engage in activities that could include the provision of video programming.

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
December 31, 2007 and 2006
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

Access to Programming – The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. Given the heightened competition and media consolidation, it is possible that we will find it increasingly difficult to gain access to popular programming at favorable terms. Such difficulty could adversely impact our business.

Copyright – Cable systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. Moreover, the Copyright Office has not yet provided any guidance
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
as to the how the compulsory copyright license should apply to newly offered digital broadcast signals. Copyright clearances for nonbroadcast programming services are arranged through private negotiations. Cable operators also must obtain music rights for locally originated programming and advertising from the major music performing rights organizations. These licensing fees have been the source of litigation in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.
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
December 31, 2007 and 2006
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

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
The revenue, expenses and other items attributable to the operations of the Marion and Eutaw systems for the years ended December 31, 2005 has been reported as discontinued operations in the accompanying statements of operations, and include the following:

2005
Service revenues	$146,662
Expenses:
Operating	8,535
General and administrative	34,045
Programming	47,580
Depreciation and amortization	1,685

Income from operations	54,817
Other income (expense):
Interest expense and amortization of loan fees	(11,211)
Gain on sale of systems	756,130

Income from operations of Marion and Eutaw systems, net	$799,736

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

(12)	Potential Sale of Systems

On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. Closing of this transaction would have resulted in the liquidation of the Partnership.

The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,957,872 as of the date of this filing) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2007 and 2006
On December 19, 2007, the Partnership filed with the Security and Exchange Commission definitive proxy statement to solicit limited partner approval (i) to authorize the sale of substantially all the assets of the Partnership to Green River, or its assignee with the Partnership’s consent, (ii) to authorize the alternative sale of substantially all of the Partnership’s assets to Northland Communications Corporation, its general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction was otherwise terminated prior to such date (the “Alternative Sale Transaction”), and (iii) to authorize an amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated August 10, 1989, to exclude the Alternative Sale Transaction from the independent appraisal procedures that would otherwise be required by the partnership agreement. The purchase agreement that would be entered into with respect to the Alternative Sale Transaction would contain substantially the same terms and conditions as provided in the Green River purchase agreement, except that the general partner’s obligation to close will be subject to the general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the Alternative Sale Transaction becomes effective, the general partner would have the right to terminate the alternative purchase agreement without penalty. On February 27, 2008, at the special meeting of limited partners of the Partnership, limited partners voted to approve the three matters discussed above.

On March 31, 2008, the Partnership notified Green River of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court. Pursuant to the court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.

Fees for legal, printing, fairness opinion, and accounting activities in connection with the aforementioned purchase and sale transaction amounted to approximately $281K and have been expensed as incurred within the interest income and other in the accompanying statement of operations.

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
December 31, 2007 and 2006
On September 14, 2006 Northland and the programmer entered into a Settlement Agreement, under which, (i) the parties mutually released each other from and against all claims, (ii) the parties agreed to dismiss the lawsuit, and (iii) the parties set forth the definitive terms of carriage of the programmers services for the period commencing December 1, 2004, through December 31, 2007.
In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including NCP-8, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid to the programmer, in four installments, a Supplemental License fee, approximately $45,000, or 3.6%, of which was remitted by NCP-8. The Partnership recorded charges of $15,000 and $30,000 in expense associated with this supplemental license fee during 2007 and 2006 respectively, which have been classified as programming expense.
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