Form 10-Q
period 2008-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2008-08-21
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2008
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
Yes ☐           No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑

UNTIMELY FILING
Northland Cable Properties Eight Limited Partnership (NCP Eight) filed a form 12b-25 on May 15, 2008 as it was unable to file its quarterly report of Form 10-Q for the quarter ended March 31, 2008 without unreasonable effort or expense. This late filing was the result of NCP Eight’s late filling of its Form 10-K for the year ended December 31, 2007 which was filed on July 2, 2008. As a result of the late filing of the Form 10-K for the year ended December 31, 2008, NCP Eight’s independent auditors did not have adequate time to complete their procedures related to the Form 10-Q for the quarter ended March 31, 2008 in order to allow NCP Eight to file its Form 10-Q by the prescribed deadline.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2008	2007
ASSETS

Cash	$276,363	$311,306
Accounts receivable, net	74,077	78,980
Due from affiliates	26,239	10,147
Prepaid expenses	73,621	72,262
Property and equipment, net of accumulated depreciation of $8,860,923 and $8,734,024, respectively	2,511,749	2,622,323
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $89,059 and $88,609, respectively	3,566	4,016

Total assets	$6,117,819	$6,251,238

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$283,181	$391,197
Due from General Partner and affiliates	25,803	101,218
Deposits	3,800	4,050
Subscriber prepayments	198,708	184,009
Term loan	1,957,872	2,012,872

Total liabilities	2,469,364	2,693,346

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(44,551)	(45,457)

	(43,551)	(44,457)

Limited Partners:
Contributed capital, net	8,102,518	8,102,518
Accumulated deficit	(4,410,512)	(4,500,169)

	3,692,006	3,602,349

Total partners’ capital	3,648,455	3,557,892

Total liabilities and partners’ capital	$6,117,819	$6,251,238

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended March 31,
	2008	2007
Service revenues	$940,727	$915,667

Expenses:
Operating (including $12,071 and $12,401 to affiliates in 2008 and 2007, respectively), excluding depreciation and amortization shown below	110,059	93,047
General and administrative (including $106,821 and $101,331 to affiliates in 2008 and 2007, respectively)	216,551	226,048
Programming (including $1,492 and $1,324 from affiliates in 2008 and 2007, respectively)	352,258	329,605
Depreciation	126,899	136,466

	805,767	785,166

Income from operations	134,960	130,501

Other income (expense):
Interest expense and amortization of loan fees	(32,612)	(42,266)
Interest income and other, net	(11,785)	1,999

	(44,397)	(40,267)

Net income	$90,563	$90,234

Allocation of net income:

General Partner	$906	$902

Limited Partners	$89,657	$89,332

Net (loss) income per limited partnership unit: (19,087 units)	$5	$2

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,563	$90,234
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	126,899	136,466
Amortization of loan fees	450	1,822
Gain on sale of assets	—	(1,750)
(Increase) decrease in operating assets:
Accounts receivable	4,903	(1,053)
Due from affiliates	(16,092)	(10,320)
Prepaid expenses	(1,359)	(3,258)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(108,016)	(97,641)
Due to General Partner and affiliates	(75,415)	(53,631)
Subscriber prepayments and deposits	14,449	13,440

Net cash provided by operating activities	36,382	74,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,325)	(42,271)
Proceeds from sale of assets	—	2,939

Net cash used in investing activities	(16,325)	(39,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(55,000)	(40,000)
Loan fees	—	—

Net cash used in financing activities	(55,000)	(40,000)

DECREASE IN CASH	(34,943)	(5,023)

CASH, beginning of period	311,306	95,896

CASH, end of period	$276,363	$90,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$32,162	$41,344

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2008, its statements of operations for the three months ended March 31, 2008 and 2007, and its statements of cash flows for the three months ended March 31, 2008 and 2007. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2008 (9 Months)	1,339
2009	1,785
2010	446

$3,570

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of March 31, 2008, the balance of the term loan agreement was $1,957,872.
Annual maturities of the term loan after March 31, 2008 are as follows:

2008	165,000
2009	260,000
2010	1,532,872

$1,957,872

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2008, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $1,888,945 at a LIBOR based interest rate of 4.80%. This interest rate expires during the third quarter of 2008, at which time a new rate will be established.
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
In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including the Partnership, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid the programmer, in four installments, a Supplemental License fee, approximately $45,000, or 3.6%, of which was remitted by the Partnership. The Partnership recorded a charge of $15,000 in expense associated with this supplemental license fee during 2007 and has classified it as a programming expense.
The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
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
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,957,872 as of March 31, 2008) and to make liquidating distributions to the limited and general partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are to be released.

On December 19, 2007, the Partnership filed with the Security and Exchange Commission a definitive proxy statement to solicit limited partner approval (i) to authorize the sale of substantially all the assets of the Partnership to Green River, or its assignee with the Partnership’s consent,(ii) to authorize the alternative sale of substantially all of the Partnership’s assets to Northland Communications Corporation, its general partner, or one or more affiliates of Northland Communications Corporation, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the Green River transaction is otherwise terminated prior to such date (the “Alternative Sale Transaction”), and (iii) to authorize an amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated August 10, 1989, to exclude the Alternative Sale Transaction from the independent appraisal procedures that would otherwise be required by the partnership agreement. The purchase agreement that would be entered into with respect to the Alternative Sale Transaction would contain substantially the same terms and conditions as provided in the Green River purchase agreement, except that the general partner’s obligation to close will be subject to the general partner’s ability to secure satisfactory financing. If such condition has not been met within 90 days after the agreement for the Alternative Sale Transaction becomes effective, the general partner would have the right to terminate the alternative purchase agreement without penalty. On February 27, 2008, at the special meeting of limited partners of the Partnership, limited partners voted to approve the three matters discussed above.
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
Fees for printing and accounting activities in connection with the aforementioned sale transaction amounted to $11,809 for the three months ended March 31, 2008 and have been expensed as incurred within interest income and other in the accompanying statement of operations.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended March 31, 2008 and 2007
Total basic subscribers decreased from 5,423 as of March 31, 2007 to 5,184 as of March 31, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from operations totaled $940,727 for the three months ended March 31, 2008, an increase of 3% from $915,667 for the three months ended March 31, 2007. Revenues from operations for the three months ended March 31, 2008 were comprised of the following sources:
•	$675,023 (72%) from basic and expanded services

•	$42,121 (4%) from premium services

•	$5,697 (1%) from digital services

•	$127,013 (14%) from high speed internet services

•	$30,289 (3%) from advertising

•	$18,931 (2%) from late fees

•	$41,653 (4%) from other sources
Average monthly revenue per subscriber increased $4.45 or approximately 8% from $56.70 for three months ended March 31, 2007 to $61.15 for the three months ended March 31, 2008. This increase is attributable to increased penetration of new products, specifically, high-speed Internet services. These increases in average monthly revenue per subscriber were offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses totaled $110,059 for the three months ended March 31, 2008, an increase of $17,012 or approximately 18% from the same period in 2007. This increase is primarily attributable to increases in employee wages, pole rent and vehicle operating expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $216,551 for the three months ended March 31, 2008, a decrease of $9,497 or approximately 4% from the same period in 2007. This decrease is primarily attributable to lower net bad debt expense and administrative overhead.
Programming expenses totaled $352,258 for the three months ended March 31, 2008, representing an increase of $22,653 or approximately 7% over the same period in 2007. This increase is attributable to higher costs charged by various program suppliers, higher costs associated with an increase in high-speed Internet subscribers, offset by a decrease in video subscribers from 5,423 as of March 31, 2007 to 5,184 as of March 31, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense for the three months ended March 31, 2008 decreased approximately 1% from $136,466 for the three months ended March 31, 2007 to $126,899 for the three months ended March 31, 2008. Such decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees decreased approximately 23% from $42,266 for the three months ended March 31, 2007 to $32,612 for the three months ended March 31, 2008. This decrease is attributable to lower average outstanding indebtedness, as a result of required principal repayments.

Interest income and other, net totaled $11,785 for the three months ended March 31, 2008 and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
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
Net cash provided by operating activities totaled $36,382 for the three months ended March 31, 2008. Adjustments to the $90,563 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $126,899, offset by changes in other operating assets and liabilities of $181,530.
Net cash used in investing activities totaled $16,325 for the three months ended March 31, 2008 and consisted of capital expenditures.
Net cash used in financing activities for the three months ended March 31, 2008 consisted of $55,000 in principal payments on long-term debt.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of March 31, 2008, the balance of the term loan agreement was $1,957,872.
Annual maturities of the term loan after March 31, 2008 are as follows:

2008	165,000
2009	260,000
2010	1,532,872

$1,957,872

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2008, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $1,888,945 at a LIBOR based interest rate of 4.80%. This interest rate expires during the third quarter of 2008, at which time a new rate will be established.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2008:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Notes payable	1,957,872	230,000	1,727,872	—	—
Minimum operating lease payments	47,500	6,200	9,200	9,200	22,900

Total	2,005,372	236,200	1,737,072	9,200	22,900

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2008.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first three months of 2008, the Partnership paid approximately $16,000 for capital expenditures. These expenditures include quality assurance projects to upgrade the plant in both the Aliceville, AL and Swainsboro, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2008 is uncertain. The Partnership expects to incur approximately $118,000 of capital expenditures in the second quarter and expenditures for the second half of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades to increase channel capacity and two-way capability in Aliceville, AL and Swainsboro, GA, and the potential launch of HDTV (high definition) services in Swainsboro, GA.
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
In addition, under the terms of the Settlement Agreement, Northland made payment in full of all license fees from all Northland affiliates, including the Partnership, for the period of December 1, 2004, through July 31, 2006, all of which had been previously accrued. In addition, Northland paid the programmer, in four installments, a Supplemental License fee, approximately $45,000, or 3.6%, of which was remitted by the Partnership. The Partnership recorded a charge of $15,000 in expense associated with this supplemental license fee during 2007 and has classified it as a programming expense.
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
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2007 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
On February 27, 2008, at the special meeting of limited partners of Northland Cable Properties Eight Limited Partnership (the “Partnership”), limited partners voted to authorize the Partnership and its general partner to sell substantially all of the Partnership’s assets to Green River Media and Communications, LLC (“Green River”) pursuant to the terms of an asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River. A total of 11,363.89 units, or 93.76 percent of the units voted were cast in favor of authorizing the Green River transaction, representing 59.54 percent of the total units outstanding and entitled to vote at the meeting.
Limited partners voted to authorize the Partnership and its general partner to sell substantially all of the Partnership’s assets to its general partner, or one or more of its affiliates, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the transaction between the Partnership and Green River was otherwise terminated prior to such date.

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
ITEM 5 Other information
     None
ITEM 6 Exhibits
          (a)   Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 21, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 21, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 21, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 21, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and Assistant Secretary	8-21-08
Richard I. Clark

/s/ GARY S. JONES	President	8-21-08
Gary S. Jones