Form 10-Q
period 2008-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2008-11-14
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2008
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
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2008, its statements of operations for the nine and three months ended September 30, 2008 and 2007, and its statements of cash flows for the nine months ended September 30, 2008 and 2007. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2008 (3 Months)	441
2009	1,785
2010	446

$2,672

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of September 30, 2008, the balance of the term loan agreement was $1,833,945.
Annual maturities of the term loan after September 30, 2008 are as follows:

2008	55,000
2009	260,000
2010	1,518,945

$1,833,945

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2008, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $1,833,945 at a LIBOR based interest rate of 5.76%. This interest rate expires during the fourth quarter of 2008, at which time a new rate will be established.
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
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,833,945 as of September 30, 2008) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
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
On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the initial injunction order of the District Court and it is currently unknown when the appellate court will rule on its appeal. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $21,933 and $91,483 for the three and nine months ended September 30, 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2008	2007
ASSETS

Cash	$378,730	$311,306
Accounts receivable, net	86,710	78,980
Due from affiliates	34,450	10,147
Prepaid expenses	80,856	72,262
Property and equipment, net of accumulated depreciation of $9,103,360 and $8,734,024, respectively	2,398,468	2,622,323
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,203	3,152,204
Loan fees, net of accumulated amortization of $89,953 and $88,609, respectively	2,672	4,016

Total assets	$6,134,089	$6,251,238

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$332,328	$391,197
Due from General Partner and affiliates	36,100	101,218
Deposits	3,950	4,050
Subscriber prepayments	176,073	184,009
Term loan	1,833,945	2,012,872

Total liabilities	2,382,396	2,693,346

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(43,519)	(45,457)

	(42,519)	(44,457)

Limited Partners’ capital (deficit):
Contributed capital, net	8,102,518	8,102,518
Accumulated deficit	(4,308,306)	(4,500,169)

	3,794,212	3,602,349

Total partners’ capital	3,751,693	3,557,892

Total liabilities and partners’ capital	$6,134,089	$6,251,238

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the nine months ended September 30,
	2008	2007
Service revenues	$2,830,572	$2,796,599

Expenses:
Operating (including $34,112 and $39,077 to affiliates in 2008 and 2007, respectively), excluding depreciation and amortization shown below	344,783	288,898
General and administrative (including $327,183 and $304,806 to affiliates in 2008 and 2007, respectively)	706,407	717,649
Programming (including $4,624 and $4,157 to affiliates in 2008 and 2007, respectively)	1,045,356	998,848
Depreciation	370,311	410,449
Gain on disposal of assets	(553)	(1,750)

	2,466,304	2,414,094

Income from operations	364,268	382,505

Other income (expense):
Interest expense and amortization of loan fees	(79,368)	(124,320)
Interest income and other, net	(91,099)	(131,073)

	(170,467)	(255,393)

Net income	$193,801	$127,112

Allocation of net income:

General Partner	$1,938	$1,271

Limited Partners	$191,863	$125,841

Net income per limited partnership unit: (19,087 units)	$10	$7

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)

	For the three months ended September 30,
	2008	2007
Service revenues	$940,212	$931,862

Expenses:
Operating (including $11,020 and $13,338 to affiliates in 2008 and 2007, respectively), excluding depreciation and amortization shown below	117,829	102,114
General and administrative (including $108,444 and $101,509 to affiliates in 2008 and 2007, respectively)	247,525	244,273
Programming (including $1,559 and $1,413 to affiliates in 2008 and 2007, respectively)	345,976	338,709
Depreciation	121,463	137,567

	832,793	822,663

Income from operations	107,419	109,199

Other income (expense):
Interest expense and amortization of loan fees	(23,515)	(40,426)
Interest income and other, net	(21,798)	(132,021)

	(45,313)	(172,447)

Net income (loss)	$62,106	$(63,248)

Allocation of net income (loss):

General Partner	$621	$(632)

Limited Partners	$61,485	$(62,616)

Net income (loss) per limited partnership unit: (19,087 units)	$3	$(3)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)

	For the nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,801	$127,112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	370,311	410,449
Amortization of loan fees	1,345	5,465
Gain on sale of assets	(553)	(1,750)
(Increase) decrease in operating assets:
Accounts receivable	(7,730)	1,643
Due from affiliates	(24,303)	(6,952)
Prepaid expenses	(8,594)	(36,417)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(58,869)	34,817
Due to General Partner and affiliates	(65,118)	(32,219)
Subscriber prepayments and deposits	(8,036)	(32,541)

Net cash provided by operating activities	392,254	469,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(154,703)	(155,037)
Proceeds from sale of assets	8,800	4,256

Net cash used in investing activities	(145,903)	(150,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(178,927)	(140,896)

Net cash used in financing activities	(178,927)	(140,896)

INCREASE IN CASH	67,424	177,930

CASH, beginning of period	311,306	95,896

CASH, end of period	$378,730	$273,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$78,024	$119,755

The accompanying notes are an integral part of these statements.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations
Results of Continuing Operations — Nine Months Ended September 30, 2008 and 2007
Total basic subscribers decreased from 5,084 as of September 30, 2007 to 4,840 as of September 30, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $2,830,572 for the nine months ended September 30, 2008, an increase of 1% from $2,796,599 for the nine months ended September 30, 2007. Revenues for the nine months ended September 30, 2008 were comprised of the following sources:
•	$2,038,916 (72%) from basic and expanded services

•	$127,397 (4%) from premium services

•	$17,112 (1%) from digital services

•	$396,781 (14%) from high speed internet services

•	$86,365 (3%) from advertising

•	$56,260 (2%) from late fees

•	$107,741 (4%) from other sources
Average monthly revenue per subscriber increased $3.78 or approximately 6% from $58.85 for nine months ended September 30, 2007 to $62.63 for the nine months ended September 30, 2008. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2008, and increased penetration of new products, specifically, high-speed Internet services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $344,783 for the nine months ended September 30, 2008, an increase of $55,885 or approximately 19% from the same period in 2007. This increase is primarily attributable to increased operating salaries, pole rent and vehicle operating expenses. Management expects increases in operating expenses in the future. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $706,407 for the nine months ended September 30, 2008, a decrease of approximately 2% from $717,649 for the same period in 2007. The decrease is primarily attributable to a reduction in administrative overhead expenses offset by increases in copying and printing expenses and administrative services.
Programming expenses totaled $1,045,356 for the nine months ended September 30, 2008, representing an increase of $46,508 or approximately 5% over the same period in 2007. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet subscribers, offset by the decrease in video subscribers from 5,084 as of September 30, 2007 to 4,840 as of September 30, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense decreased approximately 10% from $410,449 for the nine months ended September 30, 2007 to $370,311 for the nine months ended September 30, 2008. The decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees decreased approximately 36% from $124,320 for the nine months ended September 30, 2007 to $79,368 for the nine months ended September 30, 2008. The decrease in interest expense and amortization of loan fees is attributable to lower average outstanding indebtedness, as a result of required principal repayments, along with lower interest rates in 2008 as compared to 2007.

Interest income and other, net totaled $91,099 and $131,073 for the nine months ended September 30, 2008 and September 30, 2007, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
Results of Operations — Three Months Ended September 30, 2008 and 2007
Total basic subscribers attributable to continuing operations decreased from 5,084 as of September 30, 2007 to 4,840 as of September 30, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue from continuing operations totaled $940,212 for the three months ended September 30, 2008, an increase of 1% from $931,862 for the three months ended September 30, 2007. Revenues from continuing operations for the three months ended September 30, 2008 were comprised of the following sources:
•	$677,561 (72%) from basic and expanded services

•	$44,148 (5%) from premium services

•	$5,697 (1%) from digital services

•	$136,237 (14%) from high speed internet services

•	$26,758 (3%) from advertising

•	$18,747 (2%) from late fees

•	$31,064 (3%) from other sources
Average monthly revenue per subscriber increased $3.29 or approximately 5% from $60.66 for three months ended September 30, 2007 to $63.95 for the three months ended September 30, 2008. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2008, and increased penetration of new products, specifically, high-speed Internet services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses totaled $117,829 for the three months ended September 30, 2008, an increase of $15,715 or approximately 15% from the same period in 2007. This increase is primarily attributable to increases in employee wages, regional management and vehicle operating expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $247,525 for the three months ended September 30, 2008, an increase of $3,252 or approximately 1% from the same period in 2007. This increase is primarily attributable to higher administrative services and copying and printing expenses offset by decreases in administrative overhead charged by affiliates.
Programming expenses totaled $345,976 for the three months ended September 30, 2008, representing an increase of $7,267 or approximately 2% over the same period in 2007. This increase is attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet subscribers, offset by the decrease in video subscribers from 5,084 as of September 30, 2007 to 4,840 as of September 30, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense decreased approximately 12% from $137,567 for the three months ended September 30, 2007 to $121,463 for the three months ended September 30, 2008. The decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees decreased approximately 42% from $40,426 for the three months ended September 30, 2007 to $23,515 for the three months ended September 30, 2008. This decrease is attributable to lower average outstanding indebtedness, as a result of required principal repayments and lower interest rates.

Interest income and other, net totaled $21,798 and $132,021 for the three months ended September 30, 2008 and September 30, 2007, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
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
Net cash provided by operating activities totaled $392,254 for the nine months ended September 30, 2008. Adjustments to the $193,801 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $370,311, offset by changes in other operating assets and liabilities of $172,650.
Net cash used in investing activities totaled $145,903 for the nine months ended September 30, 2008 and consisted primarily of capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2008 consisted of $178,927 in principal payments on long-term debt.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of September 30, 2008, the balance of the term loan agreement was $1,833,945.
Annual maturities of the term loan after September 30, 2008 are as follows:

2008	55,000
2009	260,000
2010	1,518,945

$1,833,945

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2008, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $1,833,945 at a LIBOR based interest rate of 5.76%. This interest rate expires during the fourth quarter of 2008, at which time a new rate will be established.

Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2008:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Notes payable	1,833,945	250,000	1,583,945	—	—
Minimum operating lease payments	46,000	9,400	9,200	9,300	18,100

Total	1,879,945	259,400	1,593,145	9,300	18,100

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2008.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During the first nine months of 2008, the Partnership paid approximately $155,000 for capital expenditures. These expenditures include quality assurance projects to upgrade the plant in both the Aliceville, AL and Swainsboro, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2008 is uncertain. Capital expenditures for the fourth quarter of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades in both systems, potential line extension opportunities and the possible launch of HDTV (high definition) services in Aliceville, AL.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $18,000.
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
On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the initial injunction order of the District Court and it is currently unknown when the appellate court will rule on its appeal. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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
ITEM 5 Other information
None
ITEM 6 Exhibits
          (a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2008 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2008 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-14-08
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	11-14-08
Gary S. Jones