Form 10-K
period 2008-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2009-03-31
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 2008

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
Yes ☐  No ☑
     As of June 30, 2008, the aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $3,674,248 ($192.50 per unit) based on the most currently available secondary market trading information, as of that same date.
     At December 31, 2008, there were 19,087 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and 852 limited partners holding 19,087 partnership units as of December 31, 2008. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”).
     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by two limited partnerships, and is the managing member of Northland Cable Networks, LLC, which also owned and operated cable television systems and sold its operating assets in February 2008. Northland is also the parent company of Northland Cable Properties, Inc., which was formed in February 1995 and is principally involved in direct ownership of cable television systems, and is the majority member and manager of Northland Cable Ventures, LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries, direct and indirect, of NTC include:
NORTHLAND CABLE TELEVISION, INC. — formed in October 1985 and principally involved in the direct ownership of cable television systems.
NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) — formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. NCSC also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. Sole shareholder of Cable Ad-Concepts, Inc.
CABLE AD-CONCEPTS, INC. — formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.
NORTHLAND MEDIA, INC. — formed in April 1995 as a holding company. Sole shareholder of the following entity:
CORSICANA MEDIA, INC. — purchased in September 1998 from an affiliate and principally involved in operating an AM radio station serving the community of Corsicana, Texas and surrounding areas. Corsicana Media, Inc. sold all of its operating assets to a third party in May 2008.
     The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2008, the total number of basic subscribers served by the Systems was 4,822, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 41%. The Partnership’s properties are located in rural areas, which, to some extent, do not offer consistently acceptable off-air network signals. Management believes that this factor, combined with the existence of fewer entertainment alternatives than in large markets contributes to a larger proportion of the population subscribing to cable television (higher penetration).
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
     The following is a description of the areas served by the Systems as of December 31, 2008. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, internet and telephone).
     Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2008 is as follows:

Basic Subscribers	2,453
Expanded Basic Subscribers	1,812
Premium Subscribers	289
Digital Subscribers	71
Internet Subscribers	550
Estimated Homes Passed	7,642
     Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2008 is as follows:

Basic Subscribers	2,369
Expanded Basic Subscribers	1,875
Premium Subscribers	605
Digital Subscribers	278
Internet Subscribers	497
Estimated Homes Passed	4,148
     The Partnership had 9 employees as of December 31, 2008. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
Overbuilds
     Cable television franchises are not exclusive. More than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Generally, an overbuilder is required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. Recently, many states have passed legislation that limits the ability of local franchises to negotiate franchises with an overbuilder. In many states, franchises are now obtained from the state, not the local governmental authority. As a result, it is the general industry consensus that new franchises will be easier to obtain. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.
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
     A number of cable operators have reached agreements with unaffiliated ISPs to grant them access to their cable facilities for the purpose of providing competitive Internet services. The Partnership has not entered into any such “access” arrangement. However, Northland cannot provide any assurance that regulatory authorities will not impose “open access” or similar requirements on the Partnership as part of an industry-wide requirement. These requirements could adversely affect the Partnership’s results of operations.
Telephony Services
     Some of the Partnership’s cable systems are currently offering a type of telephony service, known as Voice over Internet Protocol, or VoIP. These systems compete with a number of other companies, many of whom have substantial resources, such as existing traditional telephony companies and large VoIP providers, such as Vonage. As the Partnership enters the High Speed Internet Services and VOIP telephony arenas, it will continue to face rigorous competition from established telephone companies, who have considerable resources and well-established enterprises in these business areas. It is also possible that electric utilities and others will increasingly offer products in competition with the Partnership’s cable systems.
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
     The burden associated with must carry could increase significantly if cable systems were required to simultaneously carry both the analog and digital signals of each television station (dual carriage), as the broadcast industry transitions from an analog to a digital format. The burden could also increase significantly if cable systems become required to carry multiple program streams included within a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit its ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in 2005 confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Management cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems. Until recently, applicable law established February, 17, 2009, as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. However, congress recently enacted legislation extending the deadline to June 12, 2009, causing the possibility of additional expense and customer confusion. Some broadcasters may still transition to an all digital signal prior to the June 12th deadline. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.
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
     As the Internet has matured, it has become the subject of increasing regulatory interest. Congress and federal regulators have adopted a wide range of measures directly or potentially affecting Internet use, including, for example, consumer privacy, copyright protections (which afford copyright owners certain rights that could adversely affect the Partnership’s relationship with a customer accused of violating copyright laws), defamation liability, taxation, obscenity, and unsolicited commercial e-mail. State and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new Internet regulations or the adaptation of existing laws to the Internet could adversely affect the Partnership’s business.

Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, Northland’s primary telecommunications competitors and Northland’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. A legal challenge to that FCC decision is pending. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation and universal service obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (“E911”), making Universal Service Fund contributions obligations, and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation has caused the Partnership to slow its implementation of VoIP services to its various systems. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
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
Cable Equipment
     The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions went into effect as of July 1, 2007.
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
     Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition.” However, the Federal Communications Commission (“FCC”) and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.
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
     A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide nondiscriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services’”) would be imposed on the cable industry by local, state or federal authorities. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. In addition, it is possible that other “net neutrality” restrictions might be placed on broadband network owners. For example, limitations on the Partnership’s ability to charge content providers whose services require a large amount of network capacity could be imposed. The imposition of this or other such requirements could materially affect the Partnership’s business.
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
     The regulatory requirements applicable to VoIP service are unclear, although the FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of VoIP services is not yet resolved. Expanding the Partnership’s offering of these services may require the Partnership to obtain certain authorizations, including federal, state and local licenses. The Partnership may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to the Partnership. Furthermore, telecommunications companies generally are subject to significant regulation, including payments to the Federal Universal Service Fund and the intercarrier compensation regime, and it may be difficult or costly for the Partnership to comply with such regulations were it to be determined that they applied to VoIP. The FCC has already determined that VoIP providers must comply with traditional 911 emergency service obligations (“E911”), has imposed a specific timeframe for VoIP providers to accommodate law enforcement wiretaps, and is considering regulating VoIP in other ways. The E911 requirements caused the partnership to slow its implementation of VoIP services to its various systems. In addition, pole attachment rates are higher for providers of telecommunications services than for providers of cable service. If there were to be a final legal determination by the FCC, a state Public Utility Commission, or appropriate court that VoIP services are subject to these higher rates, the Partnership’s pole attachment costs could increase significantly, which could adversely affect its financial condition and results of operations.
The Partnership’s indebtedness could materially and adversely affect its business
     The Partnership’s capital structure currently includes certain levels of debt. This indebtedness could have an adverse effect on the Partnership’s business. For example, it could:
•	increase vulnerability to general adverse economic and industry conditions or a downturn in business;

•	reduce the availability of cash flow to fund working capital, capital expenditures and other general business purposes;

•	limit flexibility in planning for, or reacting to, changes in the Partnership’s industries, making the Partnership more vulnerable to economic downturns;

•	place us at a competitive disadvantage compared to competitors that have less debt;

•	limit the Partnership’s ability to incur additional indebtedness or refinance the current indebtedness at favorable terms.
The Partnership may be unable to complete the sale of its assets on reasonable terms.
     The Partnership previously announced the execution of a purchase and sale agreement to sell its operating assets and franchise rights to an unaffiliated third party. As discussed more fully in Part II Item 7 Potential Sale of Systems, the Partnership notified the buyer of its intent to terminate this agreement on March 31, 2008. The Partnership and buyer are currently in the process of litigating the Partnership’s right to terminate. The General Partner may explore the potential purchase of the Partnership assets in the event the court finds in favor of the Partnership. No assurances can be given that the Partnership will be successful in selling its assets on terms that might be desirable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 11,790 homes as of December 31, 2008. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
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
     On September 14, 2006, Northland and the programmer entered into a Settlement Agreement, under which (i) the parties mutually released each other from and against all claims, (ii) the parties agreed to dismiss the lawsuit, and (iii) the parties set forth the definitive terms of carriage of the programmers services for the period commencing December 1, 2004, through December 31, 2007.
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
     In August of 2005, the Partnership settled a legal claim made by a former employee. Under the settlement, the Partnership paid the employee $75,000 in damages, fees and costs. In addition, the Partnership incurred approximately $110,000 in legal fees associated with the defense of this claim. The Partnership recorded both the settlement to the employee and the associated legal fees as general and administrative expenses.
     On March 31, 2008, the Partnership notified Green River Media and Communications LLC (“Green River”) of its termination of the asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River (“the Agreement”) (See Part II. Item 7. Potential Sale of Systems). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court. Pursuant to the court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
On February 27, 2008, at the special meeting of limited partners of Northland Cable Properties Eight Limited Partnership (the “Partnership”), limited partners voted to authorize the Partnership and its general partner to sell substantially all of the Partnership’s assets to Green River pursuant to the terms of an asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River. A total of 11,363.89 units, or 93.76 percent of the units voted, were cast in favor of authorizing the Green River transaction, representing 59.54 percent of the total units outstanding and entitled to vote at the meeting.
Limited partners voted to authorize the Partnership and its general partner to sell substantially all of the Partnership’s assets to its general partner, or one or more of its affiliates, if the Green River transaction was not consummated by March 31, 2008, or such later date mutually agreed upon by the Partnership and Green River, or in the event that the transaction between the Partnership and Green River was otherwise terminated prior to such date. A total of 10,477.23 units, or 86.47 percent of the units voted, were cast in favor of authorizing the alternative transaction between the Partnership and its general partner, representing 54.89 percent of the total units outstanding and entitled to vote at the meeting.
Limited partners voted to authorize an amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated August 10, 1989 (the “NCP-Eight Partnership Agreement”), to exclude the alternative sale transaction between the Partnership and its general partner from the independent appraisal procedures that would otherwise be required under the NCP-Eight Partnership Agreement. A total of 10,347.23 units, or 85.39 percent of the units voted, were cast in favor of authorizing the amendment to the NCP-Eight Partnership Agreement, representing 54.21 percent of the total units outstanding and entitled to vote at the meeting.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2008, is as follows:

Limited Partners:	852
General Partners:	1
     (c) During 2008, 2007 and 2006 the Partnership made no cash distributions to the limited partners. However, a non-cash distribution of $13,852 was declared for income tax purposes and the Partnership paid $18,302 of taxes on behalf of the limited partners in 2006.
ITEM 6. SELECTED FINANCIAL DATA
     The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	Years ended December 31,
	2008	2007	2006	2005	2004

SUMMARY OF OPERATIONS:
Revenue	$3,750,067	$3,710,163	$3,532,887	$3,406,867	$3,393,246

Operating income	459,359	488,874	403,392	159,992	134,640

Income from continuing operations	253,136	43,483	238,841	51,346	24,652

Income from discontinued operations (1)	—	—	—	799,736	96,450

Net income	$253,136	$43,483	$238,841	$851,082	$121,102

Net income from continuing operations per limited partnership unit	$13	$2	$12	$3	$1

Net income from discontinued operations per limited partnership unit	—	—	—	$41	$5

Net income per limited partner unit	$13	$2	$12	$44	$6

(1)	On March 21, 2005, the partnership sold the operating assets and franchise rights of its Marion and Eutaw, Alabama systems, respectively. The results of operations and the sale of the Marion and Eutaw systems are presented as discontinued operations in this filing.

	December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA:

Total assets	$6,145,496	$6,251,238	$6,359,648	$6,381,727	$6,546,410

Term loan	1,778,945	2,012,872	2,193,768	2,318,768	3,487,718

Total liabilities	2,334,468	2,693,346	2,845,239	3,092,307	4,103,622

General partner’s deficit	(41,926)	(44,457)	(44,892)	(47,280)	(55,791)
Limited partners’ capital	3,852,954	3,602,349	3,559,301	3,336,700	2,498,579

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Revenue	$919,495	$940,212	$949,633	$940,727	$913,564	$931,862	$949,070	$915,667

Operating income	95,091	107,419	121,889	134,960	108,120	109,199	141,054	130,501

Income (loss) from operations	59,334	62,106	41,133	90,563	(83,629)	(63,248)	100,126	90,234

Net income (loss) from operations per limited partnership unit	$3	$3	$2	$5	($5)	($3)	$5	$5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2008 and 2007
     Total basic subscribers decreased from 5,029 as of December 31, 2007, to 4,822 as of December 31, 2008. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue totaled $3,750,067 for the year ended December 31, 2008, increasing 1% from $3,710,163 for the year ended December 31, 2007. Revenues for the year ended December 31, 2008 were comprised of the following sources:
•	$2,701,719 (72%) from basic services,

•	$166,853 (4%) from premium services

•	$22,358 (1%) from digital services

•	$534,217 (14%) from high speed Internet services

•	$110,608 (3%) from advertising

•	$74,851 (2%) from late fees

•	$139,461 (4%) from other sources.
     Average monthly revenue per subscriber increased $3.67, or approximately 6%, from $59.24 for year ended December 31, 2007, to $62.91 for the year ended December 31, 2008. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2008 and increased penetration of new products, specifically, high-speed Internet services.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2008	2007	2006	2005	2004
Basic Rate	$42.25	$39.50	$37.95	$36.25	$34.15
Expanded Basic Rate	4.00	4.75	5.60	6.50	7.50
HBO Rate	13.25	12.50	11.50	11.50	11.50
Cinemax Rate	10.75	10.00	10.00	9.00	9.00
Showtime Rate	13.75	13.00	11.00	10.25	10.25
Encore Rate	3.75	3.75	3.75	3.25	2.75
Starz	6.25	5.50	4.25	4.25	3.5
Digital Rate (Incremental)	6.50	6.50	8.00	10.00	14.5
Internet Rate	40.25	39.00	37.00	37.00	38.00
     Operating expenses, excluding general and administrative and programming expenses totaled $447,828 for the year ended December 31, 2008, representing an increase of 15% from $390,875 for the year ended December 31, 2007. The increase is primarily attributable to higher employee salary costs and vehicle operating costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remain constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $955,212 for the year ended December 31, 2008, representing an increase of approximately 1% from $948,228 for the year ended December 31, 2007. This increase is primarily attributable to increases in administrative services, audit fees and copying and printing expenses offset by a reduction in administrative overhead.
Programming expenses totaled $1,397,128 for the year ended December 31, 2008, an increase of 4% from $1,338,037 for the year ended December 31, 2007. The increase is attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from 5,029 as of December 31, 2007 to 4,822 as of December 31, 2008. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense decreased approximately 10%, from $545,476 in 2007 to $491,093 in 2008. The decrease is attributable to certain assets becoming fully depreciated offset by depreciation of recent purchases of plant and equipment.
     Interest expense and amortization of loan fees decreased approximately 35% from $164,546 in 2007 to $106,823 in 2008. This decrease is primarily attributable to lower average outstanding indebtedness during 2008 as a result of required principal repayments and lower interest rates in 2008 compared to 2007.
     Interest income and other expense, net totaled $99,400 for the year ended December 31, 2008, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.
     In 2008, the Partnership generated income of $253,136 compared to $43,583 in 2007. The Partnership has generated positive operating income in each of the three years ended December 31, 2008, and management anticipates that this trend will continue.
2007 and 2006
     Total basic subscribers decreased from 5,307 as of December 31, 2006, to 5,029 as of December 31, 2007. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to reverse this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
     Revenue totaled $3,710,163 for the year ended December 31, 2007, increasing 5% from $3,532,887 for the year ended December 31, 2006. Revenues for the year ended December 31, 2007 were comprised of the following sources:
•	$2,706,940 (73%) from basic services,

•	$174,230 (5%) from premium services

•	$25,604 (1%) from digital services

•	$450,445 (12%) from high speed Internet services

•	$130,248 (3%) from advertising

•	$80,529 (2%) from late fees

•	$142,167 (4%) from other sources.
     Average monthly revenue per subscriber increased $5.56, or approximately 10%, from $53.68 for year ended December 31, 2006, to $59.24 for the year ended December 31, 2007. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the second quarter of 2007 and increased penetration of new products, specifically, high-speed Internet services.
     Operating expenses, excluding general and administrative and programming expenses totaled $390,875 for the year ended December 31, 2007, representing a decrease of 5% from $411,008 for the year ended December 31, 2006. The decrease is primarily attributable to reductions in pole rental expense and regional management costs. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $948,228 for the year ended December 31, 2007, representing a decrease of approximately 2% from $970,896 for the same period in 2006. This decrease is primarily attributable to a decrease in legal expenses related to the settlement of litigation with one of the Partnership’s programmers in September 2006 and decreased marketing expense offset by increases in revenue based expenses such as management and franchise fees.
Programming expenses totaled $1,338,037 for the year ended December 31, 2007, an increase of 10% from $1,215,248 for the year ended December 31, 2006. The increase is attributable to higher costs charged by various program suppliers, increased costs associated with high-speed Internet services, offset by decreased subscribers from

5,307 as of December 31, 2006 to 5,029 as of December 31, 2007. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
     Depreciation and amortization expense increased approximately 2%, from $533,843 in 2006 to $545,476 in 2007. Such increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment offset by certain assets becoming fully depreciated.
     Interest expense and amortization of loan fees decreased approximately 2% from $167,665 in 2006 to $164,546 in 2007. This decrease is primarily attributable to lower average outstanding indebtedness during 2007 as a result of required principal repayments.
     Interest income and other expense, net totaled $280,845 for the year ended December 31, 2007, and consist primarily of costs incurred in connection with the proposed sale of the Partnerships assets.
     In 2007, the Partnership generated income of $43,483 compared to $238,841 in 2006. The Partnership has generated positive operating income in each of the three years ended December 31, 2007, and management anticipates that this trend will continue.
LIQUIDITY AND CAPITAL RESOURCES
     During 2008, the Partnership’s primary source of liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable and broadband services. During 2008, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2009 obligations.
2008
     Net cash provided by operating activities totaled $609,982 for the year ended December 31, 2008. Adjustments to the $253,136 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $491,093 of depreciation offset by changes in other operating assets and liabilities of $135,388.
     Net cash used in investing activities consisted of $206,315 in capital expenditures for the year ended December 31, 2008, offset by $8,800 in proceeds from the sale of assets.
     Net cash used in financing activities totaled $233,927 for the year ended December 31, 2008, and consisted of principal payments on long-term debt.
Term Loan
     In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date and modify the principal repayment schedule and certain financial covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 2.46% as of December 31, 2008. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership capitalized an additional $6,395 in loan fees which are being amortized over the term of the new agreement. As of December 31, 2008 and 2007, the balance of the term loan agreement was $1,778,945 and $2,012,872, respectively.
     Annual maturities of the term loan after December 31, 2008 are as follows:

2009	260,000
2010	1,518,945

$1,778,945

     Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.50 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2008, the Partnership was in compliance with the terms of the amended loan agreement.
     As of the date of this filing, the balance under the credit facility is $1,778,945 at a LIBOR based interest rate of 2.48%. This interest rate expires at the end of March 2009, at which time a new rate will be established.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2008 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than 1	1 — 3	3 — 5	More than
	Total	year	Years	Years	5 years

Term loan	$1,778,945	$260,000	$1,518,945	—	—
Minimum operating lease payments	53,800	16,400	16,700	9,300	11,400

Total	$1,832,745	$276,400	$1,535,645	$9,300	$11,400

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2009.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense.
Capital Expenditures
During 2008, the Partnership paid approximately $206,000 for capital expenditures. These expenditures include quality assurance projects to upgrade the plant in both the Aliceville, AL and Swainsboro, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during 2009 is uncertain. Capital expenditures will be affected to the extent an asset sale is completed, however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant upgrades, potential line extension opportunities and the possible launch of HDTV (high definition television) services in both systems.

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
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,778,945 as of December 31, 2008) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
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
On September 9, 2008, the District Court, for the City and County of Denver upheld the preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the initial injunction order of the District Court as originally entered and as subsequently modified. It is currently unknown when the appellate court will rule on its appeal. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.
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
Intangible Assets
     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the assets below their carrying value.
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
TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the General Partner were $187,503, $185,508, and $176,644 for 2008, 2007, and 2006, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $241,161, $184,396, and $194,511 for 2008, 2007, and 2006, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include $43,086, $81,629, and $95,698, net of payments received, under the terms of these agreements during 2008, 2007, and 2006, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2008, 2007, and 2006, the Partnership’s operations include $27,870, $33,366, and $42,488, respectively, for these services. Of this amount, $9,446, $7,109, and $0 were capitalized in 2008, 2007, and 2006, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
CERTAIN BUSINESS RELATIONSHIPS
     John E. Iverson, a Director and Secretary of the General Partner, is a member of the law firm of Ryan, Swanson & Cleveland, PLLC, which has rendered and is expected to continue to render legal services to the General Partner and the Partnership.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $18,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2008, 2007 and 2006 are included as a part of this filing (see Item 15 (a) below).
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
ITEM 9A(T). CONTROLS AND PROCEDURES
MANGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Partnership’s financial statements; providing reasonable assurance that receipts and expenditures of Partnership assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Partnership assets that could have a material effect on its financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
     Management evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, management determined that, as of December 31, 2008, the Partnership’s internal control over financial reporting was effective.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
     There has been no change in the Partnership’s internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The Partnership has no directors or officers. The General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.
     Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.
     JOHN S. WHETZELL (AGE 67). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 72). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. He is currently a member in the law firm of Ryan, Swanson & Cleveland, P.L.L.C. He is a member of the Washington State Bar Association and American Bar Association and has been practicing law for more than 46 years. Mr. Iverson is the past Chairman of the Board and a Trustee of the Pacific Northwest Ballet Association and the past President of Seattle Rotary No.4. Mr. Iverson has a Juris Doctor degree from the University of Washington.
     RICHARD I. CLARK (AGE 51). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 29 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 51). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

     RICHARD J. DYSTE (AGE 63). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.
     H. LEE JOHNSON (AGE 65). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 53). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 44). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 47). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 47). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
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
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2008 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2008 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2008 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS

General Partner’s Interest	Northland Communications Corporation	(See Note A)	(See Note A)
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
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the General Partner were $187,503, $185,508, and $176,644 for 2008, 2007, and 2006, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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

     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $241,161, $184,396, and $194,511 for 2008, 2007, and 2006, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating, programming and administrative expenses. The Partnership’s operations include $43,086, $81,629, and $95,698, net of payments received, under the terms of these agreements during 2008, 2007, and 2006, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2008, 2007, and 2006, the Partnership’s operations include $27,870, $33,366, and $42,488, respectively, for these services. Of this amount, $9,446, $7,109, and $0 were capitalized in 2008, 2007, and 2006, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.
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
     (c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2008 and 2007 have been allocated by management and are set forth below.

	Year Ended December 31,
	2008	2007

Audit fees	$89,329	$74,910
Audit-related fees	—	—

Total	$89,329	$74,910

Audit fees for the fiscal years ended December 31, 2008 and 2007, were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Board of Director’s of the General Partner’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SEQUENTIALLY
NUMBERED
PAGE
(a) FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets—December 31, 2008 and 2007	F-2
Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-3
Statements of Changes in Partners’ Capital (Deficit) for the years ended December 31, 2008, 2007 and 2006	F-4
Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-5
Notes to Financial Statements—December 31, 2008 and 2007	F-6
(b) REPORTS ON FORM 8-K:
     Form 8-K filed on February 27, 2008 disclosing the special meeting of limited partners and vote to authorize the sale of substantially all of the Partnership assets to Green River Media and Communications, LLC.
     Form 8-K filed on April 4, 2008 disclosing termination of purchase and sale agreement to sell Aliceville, AL and Swainsboro, GA systems effective March 31, 2008.
     Form 8-K filed on May 2, 2008, disclosing preliminary injunction preventing the termination of purchase and sale agreement and statement regarding inability to file its Annual Report on 10-K by the extension deadline.
     Form 8-K filed on July 9, 2008, disclosing circumstances surrounding the late filing of the Partnerships Form 10-K for the year ended December 31, 2007 and Form 10-Q for the quarter ended March 31, 2008.
     Form 8-K filed on October 14, 2008, disclosing the courts decision in upholding the preliminary injunction preventing the termination of purchase and sale agreement and the Partnerships appeal of the initial injunction.
(c) EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

(c) EXHIBITS:

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL — Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

(c) EXHIBITS:

10.35	Franchise Agreement with Greene County, AL — Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL — Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL — Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.39	Franchise Agreement with Town of Millport, AL — Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL — Assignment and Assumption Agreement dated August 2, 1994 (7)

10.42	Franchise Agreement with City of Reform, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006 (19)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 30, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 30, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 30, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 30, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002. (20)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(16)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(17)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(18)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

(19)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2006.

(20)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2002.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP By: NORTHLAND COMMUNICATIONS CORPORATION (General Partner)
Date: 3-30-09	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	3-30-09

/S/ JOHN E. IVERSON	Secretary and Director of Northland Communications Corporation	3-30-09
John E. Iverson

/S/ GARY S. JONES	President of Northland Communications Corporation	3-30-09
Gary S. Jones

Report of Independent Registered Public Accounting Firm
The Partners
Northland Cable Properties Eight Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2008 and 2007, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
(signed) KPMG LLP
Seattle, Washington
March 30, 2009

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets
Cash	$489,846	311,306
Accounts receivable, net	89,671	78,980
Due from affiliates	24,610	10,147
Prepaid expenses	57,645	72,262
Investment in cable television properties:
Property and equipment	11,480,662	11,356,347
Less accumulated depreciation	(9,151,364)	(8,734,024)

	2,329,298	2,622,323

Franchise agreements (net of accumulated amortization of $1,907,136 in 2008 and 2007) (Note 3(d))	3,152,204	3,152,204

Total investment in cable television properties	5,481,502	5,774,527

Loan fees (net of accumulated amortization of $90,403 and $88,609 in 2008 and 2007, respectively)	2,222	4,016

Total assets	$6,145,496	6,251,238

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$310,966	391,197
Due to General Partner and affiliates	22,358	101,218
Deposits	3,900	4,050
Subscriber prepayments	218,299	184,009
Term loan	1,778,945	2,012,872

Total liabilities	2,334,468	2,693,346

Commitments and contingencies

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(42,926)	(45,457)

	(41,926)	(44,457)

Limited partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(4,249,564)	(4,500,169)

	3,852,954	3,602,349

Total liabilities and partners’ capital (deficit)	$6,145,496	6,251,238

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Income
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Revenue	$3,750,067	3,710,163	3,532,887

Expenses:
Operating (including $45,139, $52,431, and $67,434, net, paid to affiliates in 2008, 2007, and 2006, respectively), excluding depreciation and amortization expense recorded below	447,828	390,875	411,008
General and administrative (including $438,835, $410,517, and $410,644, net, paid to affiliates in 2008, 2007, and 2006, respectively)	955,212	948,228	970,896
Programming (including $6,202, $5,598, and $4,211, net, paid to affiliates in 2008, 2007, and 2006, respectively)	1,397,128	1,338,037	1,215,248
Depreciation	491,093	545,476	533,843
Gain on disposal of assets	(553)	(1,327)	(1,500)

Operating income	459,359	488,874	403,392

Other income (expense):
Interest expense and amortization of loan fees	(106,823)	(164,546)	(167,665)
Interest income and other, net	(99,400)	(280,845)	3,114

Net income	$253,136	43,483	238,841

Allocation of net income:
General Partner	$2,531	435	2,388
Limited partners	250,605	43,048	236,453
Net income per limited partnership unit	13	2	12
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2008, 2007, and 2006

	General	Limited
	Partner	Partners	Total
Balance, December 31, 2005	$(47,280)	3,336,700	3,289,420
Net income	2,388	236,453	238,841
Distribution declared to Limited Partners for income taxes	—	(13,852)	(13,852)

Balance, December 31, 2006	(44,892)	3,559,301	3,514,409
Net income	435	43,048	43,483

Balance, December 31, 2007	(44,457)	3,602,349	3,557,892
Net income	2,531	250,605	253,136

Balance, December 31, 2008	$(41,926)	3,852,954	3,811,028

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income	$253,136	43,483	238,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	491,093	545,476	533,843
Amortization of loan fees	1,794	6,828	6,091
Gain on disposal of assets	(553)	(1,327)	(1,500)
Changes in certain assets and liabilities:
Accounts receivable	(10,691)	2,864	(30,231)
Proceeds from related party insurance fund	—	—	44,063
Due from affiliates	(14,463)	(7,814)	6,450
Prepaid expenses	14,617	(23,707)	(13,337)
Accounts payable and accrued expenses	(80,231)	43,423	(82,033)
Due to General Partner and affiliates	(78,860)	24,756	(11,456)
Deposits	(150)	(2,000)	1,250
Subscriber prepayments	34,290	(25,044)	(6,362)

Net cash provided by operating activities	609,982	606,938	685,619

Cash flows from investing activities:
Purchase of property and equipment	(206,315)	(219,507)	(510,055)
Proceeds from sale of assets	8,800	8,875	6,680

Net cash used in investing activities	(197,515)	(210,632)	(503,375)

Cash flows from financing activities:
Principal payments on term loan	(233,927)	(180,896)	(125,000)
Distribution on behalf of limited partners for tax purposes		—	(18,302)
Loan fees		—	(6,395)

Net cash used in financing activities	(233,927)	(180,896)	(149,697)

Increase in cash	178,540	215,410	32,547
Cash, beginning of year	311,306	95,896	63,349

Cash, end of year	$489,846	311,306	95,896

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$105,029	158,617	198,090
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
(1)	Organization and Partners’ Interests
(a)	Formation and Business

Northland Cable Properties Eight Limited Partnership (the Partnership), a Washington limited partnership, was formed on September 21, 1988, and began operations on March 8, 1989. The Partnership was formed to acquire, develop and operate cable television systems. Currently, the Partnership owns systems serving the cities of Aliceville, Alabama and certain surrounding areas, and Swainsboro, Georgia and certain surrounding areas. The Partnership has eleven nonexclusive franchises to operate these cable systems for periods, which will expire at various dates through 2019.

Northland Communications Corporation (the General Partner or Northland) manages the operations and is the General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2010. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for another limited partnership and an LLC that sold it’s operating assets in February 2008, for which it serves as general partner and managing member, respectively.

The Partnership is subject to certain risks as a cable television, Internet and telephone operator. These include competition from alternative technologies (i.e., satellite), requirements to renew its franchise agreements, availability of capital and compliance with term loan covenants.

As discussed more fully in note 11, the Partnership has executed a purchase/sale agreement to sell the operating assets and franchise rights of its remaining cable systems.

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

(3)	Summary of Significant Accounting Policies
(a)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $5,000 at December 31, 2008 and $5,500 at December 31, 2007.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
(b)	Property and Equipment

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 51, Financial Reporting by Cable Television Companies, the Partnership also capitalizes costs associated with initial customer video, internet and telephone installations. The costs of disconnecting service or reconnecting service to previously installed locations are charged to operating expense in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

At the time of retirements, sales, or other dispositions of property, the original cost, and related accumulated depreciation are removed from the respective accounts, and the gains and losses are included in the statements of operations.

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment	5 - 20 years
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

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.

(c)	Intangible Assets

Effective January 1, 2002, the Partnership adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required that the Partnership cease amortization of intangible assets determined to have indefinite lives, and established a new method of testing these assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets also ceased on December 31, 2001. The Partnership tested these intangibles for impairment during the fourth quarter of 2008 and determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

(d)	Loan Fees

Loan fees are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life of 1.25 years). The Partnership recorded amortization expense of $1,794, $6,828, and $6,091 in 2008, 2007, and 2006, respectively. Future amortization of loan fees is expected to be as follows:

2009	$1,778
2010	444

$2,222

(e)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
amounts to be drawn from the fund. In 2008, 2007, and 2006, the Partnership was required to make contributions and was charged $9,095, $7,792, and $7,661, respectively, by the fund. As of December 31, 2008 and 2007, the fund (related to all Northland entities) had a balance of $111,176 and $404,884, respectively.
(f)	Revenue Recognition

Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $110,608, $130,248, and $130,980, in 2008, 2007, and 2006 respectively.

(g)	Advertising Costs

The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to operations were $37,021, $41,580, and $41,580 in 2008, 2007, and 2006, respectively.

(h)	Segment Reporting

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

(i)	Concentration of Credit Risk

The Partnership is subject to concentrations of credit risk from cash investments on deposit at various financial institutions that at times exceed insured limits by the Federal Deposit Insurance Corporation. This exposes the Partnership to potential risk of loss in the event the institution becomes insolvent.

(j)	Fair Value of Financial Instruments

The Partnership has adopted SFAS No. 157, Fair Value Measurements for reporting its financial assets and liabilities. Financial instruments consist of cash and a term loan. The fair value of cash approximates its carrying value. The fair value of the term loan approximates the carrying value because of its variable interest rates (note 8).
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
December 31, 2008 and 2007
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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by offering costs, distributions to limited partners and limited partnership unit repurchases through the end of December 31, 2008.
(5)	Transactions with the General Partner and Affiliates
(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $187,503, $185,508, and $176,644 for 2008, 2007, and 2006, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $241,161, $184,396, and $194,511 for 2008, 2007, and 2006, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include $43,086, $81,629, and $95,698, net of payments received, under the terms of these agreements during 2008, 2007, and 2006, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems. In 2008, 2007, and 2006, the Partnership’s operations include $27,870,
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
$33,366, and $42,488, respectively, for these services. Of this amount, $9,446, $7,109, and $0 were capitalized in 2008, 2007, and 2006, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues.

(c)	Due from Affiliates

The receivable from affiliates as of December 31, 2008 and 2007 consists of $24,610 and $10,147, respectively, in reimbursable operating costs.

	December 31
	2008	2007
Reimbursable operating costs	(3,319)	10,147
Other amounts due from General Partner and affiliates, net	27,929	—

	$24,610	10,147

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	2008	2007
Management fees	$520	1,839
Reimbursable operating costs	21,837	18,278
Other amounts due to General Partner and affiliates, net	—	81,101

	$22,357	101,218

(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
(6)	Property and Equipment

Property and equipment consists of the following:

	2008	2007
Land and buildings	$79,015	79,015
Distribution plant	10,886,573	10,791,077
Other equipment	488,368	479,191
Construction in progress	26,706	7,064

	11,480,662	11,356,347
Accumulated depreciation	(9,151,364)	(8,734,024)

Property and equipment, net of accumulated depreciation	$2,329,298	2,622,323

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consists of the following:

	December 31
	2008	2007
Accounts payable	$39,936	36,722
Program license fees	141,381	119,907
Pole rental	69,433	69,616
Franchise fees	30,480	30,258
Copyright fees	5,715	5,872
Other	24,021	128,822

	$310,966	391,197

(8)	Term Loan

In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date and modify the principal repayment schedule and certain financial covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 2.46125% as of December 31, 2008. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership capitalized an additional $6,395 in loan fees which are being amortized over the term of the new agreement. As of December 31, 2008 and 2007, the balance of the term loan agreement was $1,778,945 and $2,012,872, respectively.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
Annual maturities of the term loan after December 31, 2008 are as follows:

2009	$260,000
2010	1,518,945

$1,778,945

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.50 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2008, the Partnership was in compliance with the terms of the amended loan agreement.
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

There was taxable income allocated to the Limited Partners in 2008. The Limited Partners were not allocated taxable income in 2007 and 2006. State income taxes to be paid by the Partnership on behalf of the Limited Partners have been recorded as a reduction of Limited Partner’s capital. Generally, subject to the allocation procedures discussed in the following paragraph, taxable income allocated to the limited partners is different from that reported in the statements of operations principally due to differences in depreciation and amortization expense allowed for tax purposes and the amount recognizable under accounting principles generally accepted in the United States of America. Traditionally, there are no other significant differences between taxable income and net income (loss) reported in the statements of operations.

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
December 31, 2008 and 2007
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

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense related to these leases was $13,050, $13,350, and $13,200 in 2008, 2007, and 2006, respectively. Minimum lease payments through the end of the lease terms are as follows:

2009	$16,400
2010	12,100
2011	4,600
2012	4,600
2013	4,700
Thereafter	11,400

$53,800

The Partnership also rents utility poles in its operations. Generally, pole rentals are cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals for the years ended December 31, 2008, 2007, and 2006 was $95,581, $93,536, and $111,608.

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
December 31, 2008 and 2007
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

Must Carry and Retransmission Consent — The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. More popular stations, such as those affiliated with a national network, typically elect retransmission consent, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate terms (such as mandating carriage of an affiliated cable network or a digital broadcast signal) for granting permission to the cable operator to carry the stations. Retransmission consent demands may require substantial payments or other concessions. The FCC has an on-going administrative proceeding in which it has evaluated various proposals for mandatory carriage of digital television signals. In its initial decision the FCC, in part, (i) declined to order the carriage of both the analog and digital signals of television stations; (ii) determined that a television broadcast station licensee that is operating only on its authorized digital channel and/or that has surrendered its analog broadcast channel has mandatory cable carriage rights within the broadcaster’s local service area for only the “primary video” programming stream of the broadcaster’s digital broadcast channel and does not have the right to require the cable operator to carry multiple digital programming streams, commonly called “multicasting”. In February 2005, the FCC reaffirmed its earlier decision not to impose (i) a dual carriage regulation, and (ii) denial of any “multicast” requirement. The broadcast industry trade association and several broadcasters have announced that they will challenge the FCC’s ruling and will lobby Congress for favorable legislation. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Northland cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems. Until recently, applicable law established February 17, 2009 as the deadline to complete the broadcast transition to digital spectrum and to reclaim analog spectrum. However, congress recently enacted legislation extending the deadline to June 12, 2009, causing the possibility of additional expense and customer confusion. Some broadcasters may still transition to an all digital signal prior to the June 12th deadline. Cable operators may need to take additional operational steps at that time to ensure that customers not otherwise equipped to receive digital programming, retain access to broadcast programming.

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
December 31, 2008 and 2007
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
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
Phone Service — The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for us to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities and established requirements ensuring that we could interconnect with other telephone companies to provide a viable service. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, our primary telecommunications competitors and our own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VoIP, should be regulated only at the federal level, rather than by individual states. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (E911) making Universal Service Fund contribution obligations and it has extended requirements for accommodating law enforcement wiretaps to such providers. It is unclear how these regulatory matters ultimately will be resolved and how they will affect our potential expansion into phone service.

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
(11)	Potential Sale of Systems

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

The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,778,945 as of December 31, 2008) and to make liquidating distributions to the limited partners.
(Continued)

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Notes to Financial Statements
December 31, 2008 and 2007
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

On March 31, 2008, the Partnership notified Green River of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver, seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court on May 13, 2008.

On September 9, 2008, the District Court, for the City and County of Denver upheld a preliminary injunction enjoining the Partnership from terminating the Agreement. Pursuant to the District Court’s preliminary injunction, the Agreement currently remains in full force and effect. The Partnership has appealed the injunction order of the District Court as originally entered and as subsequently modified. It is currently unknown when the appellate court will rule on the appeals. The Partnership will diligently work toward completing a transaction for the sale of its operating assets that are the subject of the Agreement, although no assurance can be given that such a transaction will be consummated.

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $99,914 and $281,237 for 2008 and 2007, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.

(12)	Litigation

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
December 31, 2008 and 2007
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