Form 10-Q
period 2009-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2009-05-15
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2009
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
Yes ☑           No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2009, its statement of operations for the three months ended March 31, 2009 and 2008, and its statement of cash flows for the three months ended March 31, 2009 and 2008. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2) Intangible Assets
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired.
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2009 (9 months)	1,337
2010	446

$1,783

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of March 31, 2009, the balance of the term loan agreement was $1,713,945.
Annual maturities of the term loan after March 31, 2009 are as follows:

2009	195,000
2010	1,518,945

$1,713,945

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2009, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $1,713,945 at a LIBOR based interest rate of 2.52%. This interest rate expires during the second quarter of 2009, at which time a new rate will be established.
(4) Litigation
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
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,713,945 as of March 31, 2009) and to make liquidating distributions to the limited and general partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
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

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $580 and $11,809 for the three months ended March 31, 2009 and 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
(6) Fair Value of Assets and Liabilities
We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

• Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at March 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$527,505	$527,505	$—	$—
(7) Liquidity
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover operating costs, debt service, planned capital expenditures and working capital needs for the remainder of 2009. On March 31, 2010 the Partnership’s loan matures and $1,518,945 becomes due and payable as of that date. The Partnership does not have the necessary liquidity to meet this scheduled debt payment. The Partnership is currently discussing an extension of its debt maturity with its lender however no agreement has been reached. The lender may require the Partnership to extend the Partnership’s life, currently set to expire on December 31, 2010, before agreeing to extend the debt maturity. Extension of the Partnership’s life would need approval from a majority of its limited partners. No assurances can be given that the lender will agree to extend the debt maturity nor can any assurances be given that a majority of the limited partners will approve an extension of the Partnership’s life should it be required by the lender. If the debt maturity cannot be extended and the Partnership cannot consummate an asset sale sufficient to repay its outstanding debt, the Partnership’s ability to continue as a going concern would be negatively affected.

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2009	2008
ASSETS

Cash	$527,505	$489,846
Accounts receivable, net	83,828	89,671
Due from affiliates	28,256	24,610
Prepaid expenses	81,910	57,645
Property and equipment, net of accumulated depreciation of $9,230,544 and $9,151,364, respectively	2,307,984	2,329,298
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,203	3,152,204
Loan fees, net of accumulated amortization of $90,842 and $90,403, respectively	1,783	2,222

Total assets	$6,183,469	$6,145,496

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$286,094	$310,966
Due from General Partner and affiliates	27,549	22,358
Deposits	6,400	3,900
Subscriber prepayments	206,038	218,299
Term loan	1,713,945	1,778,945

Total liabilities	2,240,026	2,334,468

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(41,602)	(42,926)

	(40,602)	(41,926)

Limited Partners:
Contributed capital, net	8,102,518	8,102,518
Accumulated deficit	(4,118,473)	(4,249,564)

	3,984,045	3,852,954

Total partners’ capital	3,943,443	3,811,028

Total liabilities and partners’ capital	$6,183,469	$6,145,496

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2009	2008
Service revenues	$982,953	$940,727

Expenses:
Cable system operations / cost of revenue (including $10,687 and $12,071 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	101,020	110,059
General and administrative (including $110,241 and $106,821 to affiliates in 2009 and 2008, respectively)	238,610	216,551
Programming / cost of revenue (including $3,816 and $1,492 to affiliates in 2009 and 2008, respectively)	376,097	352,258
Depreciation / cost of revenue	120,892	126,899
Gain on disposal of assets	(561)	—

	836,058	805,767

Income from operations	146,895	134,960

Other income (expense):
Interest expense and amortization of loan fees	(11,342)	(32,612)
Interest income and other, net	(3,138)	(11,785)

	(14,480)	(44,397)

Net income	$132,415	$90,563

Allocation of net income (loss):

General Partner (1%)	$1,324	$906

Limited Partners (99%)	$131,091	$89,657

Net income (loss) per limited partnership unit: (19,087 units)	$6.94	$4.74

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,415	$90,563
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	120,892	126,899
Amortization of loan fees	439	450
Gain on sale of assets	(561)	—
(Increase) decrease in operating assets:
Accounts receivable	5,843	4,903
Due from affiliates	(3,646)	(16,092)
Prepaid expenses	(24,265)	(1,359)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(24,872)	(108,016)
Due to General Partner and affiliates	5,191	(75,415)
Subscriber prepayments and deposits	(9,761)	14,449

Net cash provided by operating activities	201,675	36,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(100,016)	(16,325)
Proceeds from sale of assets	1,000	—

Net cash used in investing activities	(99,016)	(16,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(65,000)	(55,000)

Net cash used in financing activities	(65,000)	(55,000)

INCREASE (DECREASE) IN CASH	37,659	(34,943)

CASH, beginning of period	489,846	311,306

CASH, end of period	$527,505	$276,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$10,786	$32,162

The accompanying notes are an integral part of these statements.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three Months Ended March 31, 2009 and 2008
Total basic subscribers decreased from 5,184 as of March 31, 2008 to 4,957 as of March 31, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $982,953 for the three months ended March 31, 2009, an increase of 4% from $940,727 for the three months ended March 31, 2008. Revenues for the three months ended March 31, 2009 were comprised of the following sources:
•	$710,272 (72%) from basic and expanded services

•	$39,315 (4%) from premium services

•	$4,730 (1%) from digital services

•	$153,760 (15%) from high speed internet services

•	$15,848 (2%) from advertising

•	$17,547 (2%) from late fees

•	$41,481 (4%) from other sources
Average monthly revenue per subscriber increased $5.60 or approximately 9% from $61.15 for three months ended March 31, 2008 to $66.75 for the three months ended March 31, 2009. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2009, and increased penetration of new products, specifically, high-speed Internet services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $101,020 for the three months ended March 31, 2009, a decrease of $9,039 or approximately 8% from the same period in 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels, offset by increases in system utility and operating salary expense. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remain constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $238,610 for the three months ended March 31, 2009, an increase of approximately 10% from $216,551 for the same period in 2008. The increase is primarily attributable to increased bill processing, property insurance, audit fee and marketing expenses along with revenue based expenses such as management fee and franchise fee expense.
Programming expenses totaled $376,097 for the three months ended March 31, 2009, representing an increase of $23,839 or approximately 7% over the same period in 2008. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet subscribers, offset by the decrease in video subscribers from 5,184 as of March 31, 2008 to 4,957 as of March 31, 2009. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense decreased approximately 5% from $126,899 for the three months ended March 31, 2008 to $120,892 for the three months ended March 31, 2009. The decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees decreased approximately 65% from $32,612 for the three months ended March 31, 2008 to $11,342 for the three months ended March 31, 2009. The decrease in interest expense and amortization of loan fees is attributable to lower average outstanding indebtedness, as a result of required principal repayments, along with lower interest rates in first quarter of 2009 as compared to the same period in 2008.
Interest income and other, net decreased approximately 78% from $11,785 for the three months ended March 31, 2008 to $2,577 for the three months ended March 31, 2009. This decrease is primarily attributable to a decline in costs incurred in connection with the proposed sale of the Partnerships assets.
Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover operating costs, debt service, planned capital expenditures and working capital needs for the remainder of 2009. On March 31, 2010 the Partnership’s loan matures and $1,518,945 becomes due and payable as of that date. The Partnership does not have the necessary liquidity to meet this scheduled debt payment. The Partnership is currently discussing an extension of its debt maturity with its lender however no agreement has been reached. The lender may require the Partnership to extend the Partnership’s life, currently set to expire on December 31, 2010, before agreeing to extend the debt maturity. Extension of the Partnership’s life would need approval from a majority of its limited partners. No assurances can be given that the lender will agree to extend the debt maturity nor can any assurances be given that a majority of the limited partners will approve an extension of the Partnership’s life should it be required by the lender. If the debt maturity cannot be extended and the Partnership cannot consummate an asset sale sufficient to repay its outstanding debt, the Partnership’s ability to continue as a going concern would be negatively affected.
Net cash provided by operating activities totaled $201,675 for the three months ended March 31, 2009. Adjustments to the $132,415 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $120,892, offset by changes in other operating assets and liabilities of $51,510.
Net cash used in investing activities totaled $99,016 for the three months ended March 31, 2009 and consisted primarily of capital expenditures.
Net cash used in financing activities for the three months ended March 31, 2009 consisted of $65,000 in principal payments on long-term debt.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extended the maturity date of the loan to March 31, 2010 and modified the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of March 31, 2009, the balance of the term loan agreement was $1,713,945.
Annual maturities of the term loan after March 31, 2009 are as follows:

2009	195,000
2010	1,518,945

$1,713,945

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2009, the Partnership was in compliance with the terms of its loan agreement.

As of the date of this filing, the balance under the credit facility is $1,713,945 at a LIBOR based interest rate of 2.52%. This interest rate expires during the second quarter of 2009, at which time a new rate will be established.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2009:

		Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	Years	years	5 years

Notes payable	1,713,945	195,000	1,518,945	—	—
Minimum operating lease payments	53,350	16,000	14,450	9,300	13,600

Total	1,767,295	211,000	1,533,345	9,300	13,600

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2009.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $105,029 in 2008.
Capital Expenditures
During the first three months of 2009, the Partnership paid approximately $100,000 for capital expenditures. These expenditures include conversion of off-air broadcast channels to a digital format as well as quality assurance projects to upgrade the plant in both the Aliceville, AL and Swainsboro, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2009 is uncertain. Capital expenditures for the remainder of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant capacity upgrades in both systems, potential line extension opportunities and the possible launch of additional HDTV (high definition) channels in both Aliceville, AL and Swainsboro, GA.
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
Revenue Recognition
Cable television service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments and deferred. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

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
Intangible Assets
In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $17,000.
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
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2008 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
          (a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 14, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 14, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 14, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 14, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

	SIGNATURES	CAPACITIES	DATE

/s/	RICHARD I. CLARK	Executive Vice President, Treasurer and	5-14-09

	Richard I. Clark	Assistant Secretary

/s/	GARY S. JONES	President	5-14-09

Gary S. Jones