Form 10-Q
period 2009-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2009-08-13
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2009
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
Yes  ☑     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐     No  ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2009	2008

ASSETS

Cash	$530,463	$489,846
Accounts receivable, net	94,020	89,671
Due from affiliates	29,653	24,610
Prepaid expenses	58,237	57,645
Property and equipment, net of accumulated depreciation of $9,353,087 and $9,151,364, respectively	2,308,433	2,329,298
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $91,289 and $90,403, respectively	1,336	2,222

Total assets	$6,174,346	$6,145,496

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$303,246	$310,966
Due from General Partner and affiliates	21,222	22,358
Deposits	6,975	3,900
Subscriber prepayments	200,067	218,299
Term loan	1,583,376	1,778,945

Total liabilities	2,114,886	2,334,468

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(40,442)	(42,926)

	(39,442)	(41,926)

Limited Partners:
Contributed capital, net	8,102,518	8,102,518
Accumulated deficit	(4,003,616)	(4,249,564)

	4,098,902	3,852,954

Total partners’ capital	4,059,460	3,811,028

Total liabilities and partners’ capital	$6,174,346	$6,145,496

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the six months ended June 30,
	2009	2008

Service revenues	$1,981,727	$1,890,360

Expenses:
Cable system operations / cost of revenue (including $21,364 and $23,092 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	197,075	226,955
General and administrative (including $229,550 and $218,739 to affiliates in 2009 and 2008, respectively)	512,045	458,881
Programming / cost of revenue (including $8,877 and $3,065 to affiliates in 2009 and 2008, respectively)	749,222	699,380
Depreciation / cost of revenue	244,435	248,848
Gain on disposal of assets	(561)	(553)

	1,702,216	1,633,511

Income from operations	279,511	256,849

Other income (expense):
Interest expense and amortization of loan fees	(22,016)	(55,852)
Interest income and other, net	(9,063)	(69,302)

	(31,079)	(125,154)

Net income	$248,432	$131,695

Allocation of net income:

General Partner (1%)	$2,484	$1,317

Limited Partners (99%)	$245,948	$130,378

Net income per limited partnership unit:
(19,087 units)	$12.89	$6.83

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended June 30,
	2009	2008

Service revenues	$998,774	$949,633

Expenses:
Cable system operations / cost of revenue (including $10,677 and $11,020 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	96,055	116,896
General and administrative (including $119,309 and $111,918 to affiliates in 2009 and 2008, respectively)	273,434	242,331
Programming / cost of revenue (including $5,061 and $1,573 to affiliates in 2009 and 2008, respectively)	373,125	347,121
Depreciation / cost of revenue	123,543	121,949
Gain on disposal of assets	—	(553)

	866,157	827,744

Income from operations	132,617	121,889

Other income (expense):
Interest expense and amortization of loan fees	(10,675)	(23,241)
Interest income and other, net	(5,924)	(57,515)

	(16,599)	(80,756)

Net income	$116,018	$41,133

Allocation of net income:

General Partner (1%)	$1,160	$411

Limited Partners (99%)	$114,858	$40,722

Net income per limited partnership unit:
(19,087 units)	$6.02	$2.13

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the six months ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248,432	$131,695
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	244,435	248,848
Amortization of loan fees	886	894
Gain on sale of assets	(561)	(553)
(Increase) decrease in operating assets:
Accounts receivable	(4,349)	(4,159)
Due from affiliates	(5,043)	(25,130)
Prepaid expenses	(592)	23,989
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(7,720)	(12,142)
Due to General Partner and affiliates	(1,136)	(77,820)
Subscriber prepayments and deposits	(15,157)	(3,021)

Net cash provided by operating activities	459,195	282,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(224,009)	(61,094)
Proceeds from sale of assets	1,000	8,800

Net cash used in investing activities	(223,009)	(52,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(195,569)	(123,927)

Net cash used in financing activities	(195,569)	(123,927)

INCREASE IN CASH	40,617	106,380

CASH, beginning of period	489,846	311,306

CASH, end of period	$530,463	$417,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$21,130	$54,850

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2009, its statement of operations for the three and six months ended June 30, 2009 and 2008, and its statement of cash flows for the six months ended June 30, 2009 and 2008. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2009 (6 months)	891
2010	445

$1,336

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of June 30, 2009, the balance of the term loan agreement was $1,583,376.
Annual maturities of the term loan after June 30, 2009 are as follows:

2009	130,000
2010	1,453,376

$1,583,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of June 30, 2009, the Partnership was in compliance with the terms of its loan agreement.
Financial Accounting Standards Board (FASB) Staff Position FAS 107-1 and APB 28-1 — Interim Disclosures about Fair Value of Financial Instruments — was adopted in second quarter 2009. Issued by the FASB in April 2009. FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107. Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption did not have a material effect on our financial position, results of operations or cash flows. The carrying value of the variable rate term loan approximates fair value.

As of the date of this filing, the balance under the credit facility is $1,583,376 at a LIBOR based interest rate of 2.32%. This interest rate expires during the third quarter of 2009, at which time a new rate will be established. Due to the variable interest rate the carrying value of the term loan approximates fair value.
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
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,583,376 as of June 30, 2009) and to make liquidating distributions to the limited and general partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
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
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $6,131 and $6,711 for the three and six months ended June 30, 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.

(6) Fair Value of Assets and Liabilities
We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at June 30, 2009.

	Total	Level 1	Level 2	Level 3

Cash	$530,463	$530,463	$—	$—
(7) Liquidity
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover operating costs, debt service, planned capital expenditures and working capital needs for the remainder of 2009. On March 31, 2010 the Partnership’s loan matures and $1,453,376 becomes due and payable as of that date. The Partnership does not have the necessary liquidity to meet this scheduled debt payment. The Partnership is currently discussing an extension of its debt maturity with its lender however no agreement has been reached. The lender will require the Partnership to extend the Partnership’s life, currently set to expire on December 31, 2010, before agreeing to extend the debt maturity. Extension of the Partnership’s life will need approval from a majority of its limited partners. No assurances can be given that the lender will agree to extend the debt maturity nor can any assurances be given that a majority of the limited partners will approve an extension of the Partnership’s life. If the debt maturity cannot be extended and the Partnership cannot consummate an asset sale sufficient to repay its outstanding debt, the Partnership’s ability to continue as a going concern would be negatively affected.
(8) Subsequent Events
Effective for the quarter ending June 30, 2009, the Partnership adopted FASB Statement No. 165, Subsequent Events. The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through August 13, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Continuing Operations — Six Months Ended June 30, 2009 and 2008
Total basic subscribers decreased from 4,997 as of June 30, 2008 to 4,710 as of June 30, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $1,981,727 for the six months ended June 30, 2009, an increase of 5% from $1,890,360 for the six months ended June 30, 2008. Revenues for the six months ended June 30, 2009 were comprised of the following sources:
•	$1,428,145 (72%) from basic and expanded services

•	$77,339 (4%) from premium services

•	$9,098 (0%) from digital services

•	$314,126 (16%) from high speed internet services

•	$37,844 (2%) from advertising

•	$36,586 (2%) from late fees

•	$78,589 (4%) from other sources
Average monthly revenue per subscriber increased $6.13 or approximately 10% from $61.99 for six months ended June 30, 2008 to $68.12 for the six months ended June 30, 2009. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2009 and increased penetration of new products, specifically, high-speed Internet services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $197,075 for the six months ended June 30, 2009, a decrease of $29,880 or approximately 13% from the same period in 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels and a decrease in vehicle operating expenses offset by increased system utilities. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $512,045 for the six months ended June 30, 2009, an increase of approximately 12% from $458,881 for the same period in 2008. This increase is primarily attributable to a higher bill processing, property insurance, audit fees and management fees.
Programming expenses totaled $749,222 for the six months ended June 30, 2009, representing an increase of $49,842 or approximately 7% over the same period in 2008. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense decreased approximately 2% from $248,848 for the six months ended June 30, 2008 to $244,435 for the six months ended June 30, 2009. The decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees decreased approximately 61% from $55,852 for the six months ended June 30, 2008 to $22,016 for the six months ended June 30, 2009. The decrease in interest expense and amortization of loan fees is attributable to lower average outstanding indebtedness, as a result of required principal repayments, along with lower interest rates in 2009 as compared to 2008.
Interest income and other, net totaled $9,063 and $69,302 for the six months ended June 30, 2009 and 2008, respectively, and consists primarily of litigation costs incurred in connection with the proposed sale of the Partnerships assets.

Results of Operations — Three Months Ended June 30, 2009 and 2008
Total basic subscribers decreased from 4,997 as of June 30, 2008 to 4,710 as of June 30, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $998,774 for the three months ended June 30, 2009, an increase of 5% from $949,633 for the three months ended June 30, 2008. Revenues for the three months ended June 30, 2009 were comprised of the following sources:
•	$717,873 (72%) from basic and expanded services

•	$38,024 (4%) from premium services

•	$4,367 (0%) from digital services

•	$160,366 (16%) from high speed internet services

•	$21,996 (2%) from advertising

•	$19,039 (2%) from late fees

•	$37,109 (4%) from other sources
Average monthly revenue per subscriber increased $6.67 or approximately 11% from $62.85 for three months ended June 30, 2008 to $69.52 for the three months ended June 30, 2009. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2009 and increased penetration of new products, specifically, high-speed Internet and telephone services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $96,055 for the three months ended June 30, 2009, a decrease of $20,841 or approximately 18% from the same period in 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels, offset by increases in system utility expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remain constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $273,434 for the three months ended June 30, 2009, an increase of approximately 13% from $242,331 for the same period in 2008. The increase is primarily attributable to increased bill processing, property insurance, audit fees and copying and printing expense along with revenue based expenses such as management fee and franchise fee expense.
Programming expenses totaled $373,125 for the three months ended June 30, 2009, representing an increase of $26,004 or approximately 7% over the same period in 2008. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense increased approximately 1% from $121,949 for the three months ended June 30, 2008 to $123,543 for the three months ended June 30, 2009. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees decreased approximately 54% from $23,241 for the three months ended June 30, 2008 to $10,675 for the three months ended June 30, 2009. The decrease in interest expense and amortization of loan fees is attributable to lower average outstanding indebtedness, as a result of required principal repayments, along with lower interest rates in the second quarter of 2009 as compared to the same period in 2008.
Interest income and other, net totaled $5,924 and $57,515 for the three months ended June 30, 2009 and 2008, respectively, and consists primarily of litigation costs incurred in connection with the proposed sale of the Partnership’s assets.
Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover operating costs, debt service, planned capital expenditures and working capital needs for the remainder of 2009. On March 31, 2010 the Partnership’s loan matures and $1,453,376 becomes due and payable as of that date. The Partnership does not have the necessary liquidity to meet this scheduled debt payment. The Partnership is currently discussing an extension of its debt maturity with its lender however no agreement has been reached. The lender will require the Partnership to extend the Partnership’s life, currently set to expire on December 31, 2010, before agreeing to extend the debt maturity. Extension of the Partnership’s life will need approval from a majority of its limited partners. No assurances can be given that the lender will agree to extend the debt maturity nor can any assurances be given that a majority of the limited partners will approve an extension of the Partnership’s life. If the debt maturity cannot be extended and the Partnership cannot consummate an asset sale sufficient to repay its outstanding debt, the Partnership’s ability to continue as a going concern would be in substantial doubt.
Net cash provided by operating activities totaled $459,195 for the six months ended June 30, 2009. Adjustments to the $248,432 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $244,435, offset by changes in other operating assets and liabilities of $33,997.
Net cash used in investing activities totaled $223,009 for the six months ended June 30, 2009 and consisted primarily of capital expenditures.
Net cash used in financing activities for the six months ended June 30, 2009 consisted of $195,569 in principal payments on long-term debt.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extended the maturity date of the loan to March 31, 2010 and modified the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of June 30, 2009, the balance of the term loan agreement was $1,583,376.
Annual maturities of the term loan after June 30, 2009 are as follows:

2009	130,000
2010	1,453,376

$1,583,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of June 30, 2009, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $1,583,376 at a LIBOR based interest rate of 2.32%. This interest rate expires during the third quarter of 2009, at which time a new rate will be established.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the Refinanced Credit Facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2009:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than 5
	Total	year	Years	years	years

Notes payable	1,583,376	130,000	1,453,376	—	—
Minimum operating lease payments	49,800	14,800	12,200	9,400	13,400

Total	1,633,176	144,800	1,465,576	9,400	13,400

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2009.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $90,981 in 2008.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $105,029 in 2008.
Capital Expenditures
During the first six months of 2009, the Partnership paid approximately $224,000 for capital expenditures. These expenditures include conversion of off-air broadcast channels to a digital format as well as quality assurance projects to upgrade the plant in both the Aliceville, AL and Swainsboro, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2009 is uncertain. Capital expenditures for the remainder of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant capacity upgrades in both systems, potential line extension opportunities and the possible launch of additional HD (high definition television) channels in both Aliceville, AL and Swainsboro, GA.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $16,000.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
          (a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 13, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 13, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 13, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 13, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	8-13-09

/s/ GARY S. JONES Gary S. Jones	President	8-13-09