Form 10-Q
period 2009-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2009-11-13
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2009
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
Yes ☑                    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2009	2008

ASSETS

Cash	$513,788	$489,846
Accounts receivable, net of allowance of $9,500 and $5,000, respectively	87,628	89,671
Due from affiliates	29,710	24,610
Prepaid expenses	80,297	57,645
Property and equipment, net of accumulated depreciation of $9,476,033 and $9,151,364, respectively	2,300,236	2,329,298
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $91,736 and $90,403, respectively	889	2,222

Total assets	$6,164,752	$6,145,496

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$282,747	$310,966
Due to General Partner and affiliates	21,854	22,358
Deposits	6,275	3,900
Subscriber prepayments	178,947	218,299
Term loan	1,518,376	1,778,945

Total liabilities	2,008,199	2,334,468

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(39,471)	(42,926)

	(38,471)	(41,926)

Limited Partners:
Contributed capital, net	8,102,518	8,102,518
Accumulated deficit	(3,907,494)	(4,249,564)

	4,195,024	3,852,954

Total partners’ capital	4,156,553	3,811,028

Total liabilities and partners’ capital	$6,164,752	$6,145,496

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2009	2008

Service revenues	$2,947,881	$2,830,572

Expenses:
Cable system operations / cost of revenue (including $32,007 and $34,112 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	303,867	344,783
General and administrative (including $337,358 and $327,183 to affiliates in 2009 and 2008, respectively)	770,795	706,407
Programming / cost of revenue (including $13,735 and $4,624 to affiliates in 2009 and 2008, respectively)	1,106,941	1,045,356
Depreciation / cost of revenue	368,881	370,311
Gain on disposal of assets	(561)	(553)

	2,549,923	2,466,304

Income from operations	397,958	364,268

Other income (expense):
Interest expense and amortization of loan fees	(31,711)	(79,368)
Interest income and other, net	(20,722)	(91,099)

	(52,433)	(170,467)

Net income	$345,525	$193,801

Allocation of net income:

General Partner (1%)	$3,455	$1,938

Limited Partners (99%)	$342,070	$191,863

Net income per limited partnership unit:
(19,087 units)	$17.92	$10.05

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended September 30,
	2009	2008

Service revenues	$966,154	$940,212

Expenses:
Cable system operations / cost of revenue (including $10,723 and $11,020 to affiliates in 2009 and 2008, respectively), excluding depreciation shown below	106,792	117,829
General and administrative (including $107,728 and $108,444 to affiliates in 2009 and 2008, respectively)	258,750	247,525
Programming / cost of revenue (including $4,858 and $1,559 to affiliates in 2009 and 2008, respectively)	357,720	345,976
Depreciation / cost of revenue	124,446	121,463

	847,708	832,793

Income from operations	118,446	107,419

Other income (expense):
Interest expense and amortization of loan fees	(9,696)	(23,515)
Interest income and other, net	(11,658)	(21,798)

	(21,354)	(45,313)

Net income	$97,092	$62,106

Allocation of net income:

General Partner (1%)	$971	$621

Limited Partners (99%)	$96,121	$61,485

Net income per limited partnership unit:
(19,087 units)	$5.04	$3.22

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$345,525	$193,801
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	368,881	370,311
Amortization of loan fees	1,333	1,345
Gain on sale of assets	(561)	(553)
(Increase) decrease in operating assets:
Accounts receivable	2,043	(7,730)
Due from affiliates	(5,100)	(24,303)
Prepaid expenses	(22,652)	(8,594)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(28,219)	(58,869)
Due to General Partner and affiliates	(504)	(65,118)
Subscriber prepayments and deposits	(36,977)	(8,036)

Net cash provided by operating activities	623,769	392,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(340,258)	(154,703)
Proceeds from sale of assets	1,000	8,800

Net cash used in investing activities	(339,258)	(145,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(260,569)	(178,927)

Net cash used in financing activities	(260,569)	(178,927)

INCREASE IN CASH	23,942	67,424

CASH, beginning of period	489,846	311,306

CASH, end of period	$513,788	$378,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$30,378	$78,024

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2009, its statement of operations for the three and nine months ended September 30, 2009 and 2008, and its statement of cash flows for the nine months ended September 30, 2009 and 2008. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008.
(2) Intangible Assets
The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter using financial information as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired.
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2009 (3 months)	445
2010 (3 Months)	444

$889

(3) Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date of the loan to March 31, 2010 and modify the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of September 30, 2009, the balance of the term loan agreement was $1,518,376.
Annual maturities of the term loan after September 30, 2009 are as follows:

2009	65,000
2010	1,453,376

$1,518,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2009, the Partnership was in compliance with the terms of its loan agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The carrying value of the variable rate term loan approximates fair value.
As of the date of this filing, the balance under the credit facility is $1,518,376 at a LIBOR based interest rate of 2.24%. This interest rate expires during the fourth quarter of 2009, at which time a new rate will be established. Due to the variable interest rate the carrying value of the term loan approximates fair value.
(4) Litigation
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(5) Potential Sale of Systems
On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March, 2008.
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,518,376 as of September 30, 2009) and to make liquidating distributions to the limited and general partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
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

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $11,880 and $18,591 for the three and nine months ended September 30, 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
(6) Fair Value of Assets and Liabilities
We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at September 30, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$513,788	$513,788	$—	$—
The Partnership adopted FASB ASC 820 (previously FSP SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments) in second quarter 2009. FASB ASC 820 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption did not have a material effect on our financial position, results of operations or cash flows. The carrying values of cash and the variable rate term loan approximate fair value.
(7) Liquidity
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover operating costs, debt service, planned capital expenditures and working capital needs for the remainder of 2009. On March 31, 2010 the Partnership’s loan matures and $1,453,376 becomes due and payable as of that date. The Partnership does not have the necessary liquidity to meet this scheduled debt payment. The Partnership is currently discussing an extension of its debt maturity with its lender however no agreement has been reached. The lender will require the Partnership to extend the Partnership’s life, currently set to expire on December 31, 2010, before agreeing to extend the debt maturity. On September 25, 2009, a definitive proxy statement on Schedule 14A and an accompanying proxy card were mailed to limited partners of record as of September 2, 2009, in connection with a special meeting to be held on November 19, 2009. The special meeting is called for the purpose of considering a proposal to amend the Partnership Agreement, to extend the term of the Partnership from December 31, 2010 to December 31, 2013. Extension of the Partnership’s life will need approval from a majority of its limited partners. No assurances can be given that the lender will agree to extend the debt maturity nor can any assurances be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given these facts, the Partnership’s ability to continue as a going concern is in substantial doubt at September 30, 2009.
(8) Subsequent Events
The Partnership follows established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through November 12, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Continuing Operations — Nine months Ended September 30, 2009 and 2008
Total basic subscribers decreased from 4,840 as of September 30, 2008 to 4,575 as of September 30, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $2,947,881 for the nine months ended September 30, 2009, an increase of 4% from $2,830,572 for the nine months ended September 30, 2008. Revenues for the nine months ended September 30, 2009 were comprised of the following sources:
•	$2,117,324 (72%) from basic and expanded services

•	$112,553 (4%) from premium services

•	$469,938 (16%) from high speed internet services

•	$61,524 (2%) from advertising

•	$54,120 (2%) from late fees

•	$132,422 (4%) from other sources
Average monthly revenue per subscriber increased $6.09 or approximately 10% from $62.63 for nine months ended September 30, 2008 to $68.72 for the nine months ended September 30, 2009. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2009 and increased penetration of new products, specifically, high-speed Internet services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $303,867 for the nine months ended September 30, 2009, a decrease of $40,916 or approximately 12% from the same period in 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels and a decrease in vehicle operating expenses offset by increased system utilities and operating salary expense. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $770,795 for the nine months ended September 30, 2009, an increase of approximately 9% from $706,407 for the same period in 2008. This increase is primarily attributable to a higher bill processing, property insurance, audit fees and management fees.
Programming expenses totaled $1,106,941 for the nine months ended September 30, 2009, representing an increase of $61,585 or approximately 6% over the same period in 2008. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $368,881 for the nine months ended September 30, 2009, consistent with the same period in 2008. Depreciation of recent purchases related to the upgrade of plant and equipment were offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees decreased approximately 60% from $79,368 for the nine months ended September 30, 2008 to $31,711 for the nine months ended September 30, 2009. The decrease in interest expense and amortization of loan fees is attributable to lower average outstanding indebtedness, as a result of required principal repayments, along with lower interest rates in 2009 as compared to 2008.
Interest income and other, net totaled $20,722 and $91,099 for the nine months ended September 30, 2009 and 2008, respectively, and consists primarily of litigation costs incurred in connection with the proposed sale of the Partnership’s assets.

Results of Operations — Three Months Ended September 30, 2009 and 2008
Total basic subscribers decreased from 4,840 as of September 30, 2008 to 4,575 as of September 30, 2009. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data products.
Revenue totaled $966,154 for the three months ended September 30, 2009, an increase of 3% from $940,212 for the three months ended September 30, 2008. Revenues for the three months ended September 30, 2009 were comprised of the following sources:
•	$689,179 (71%) from basic and expanded services

•	$35,216 (4%) from premium services

•	$155,812 (16%) from high speed internet services

•	$23,679 (2%) from advertising

•	$17,534 (2%) from late fees

•	$44,734 (5%) from other sources
Average monthly revenue per subscriber increased $6.02 or approximately 9% from $63.95 for three months ended September 30, 2008 to $69.97 for the three months ended September 30, 2009. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2009 and increased penetration of new products, specifically, high-speed Internet and telephone services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $106,792 for the three months ended September 30, 2009, a decrease of $11,037 or approximately 9% from the same period in 2008. This decrease is primarily attributable to an increase in the capitalization of certain costs as a result of increases in capital spending levels, offset by increases in system utility expenses. Employee wages, which represent the primary component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remain constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $258,750 for the three months ended September 30, 2009, an increase of $11,225 or approximately 4% from $247,525 for the same period in 2008. The increase is primarily attributable to increased bill processing and bad debt expense.
Programming expenses totaled $357,720 for the three months ended September 30, 2009, representing an increase of $11,744 or approximately 3% from $345,976 for the same period in 2008. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense increased approximately 2% from $121,463 for the three months ended September 30, 2008 to $124,446 for the three months ended September 30, 2009. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees decreased approximately 59% from $23,515 for the three months ended September 30, 2008 to $9,696 for the three months ended September 30, 2009. The decrease in interest expense and amortization of loan fees is attributable to lower average outstanding indebtedness, as a result of required principal repayments, along with lower interest rates in the third quarter of 2009 as compared to the same period in 2008.
Interest income and other, net totaled $11,658 and $21,798 for the three months ended September 30, 2009 and 2008, respectively, and consists primarily of litigation costs incurred in connection with the proposed sale of the Partnership’s assets.

Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Losses from uncollectible accounts have not been material. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover operating costs, debt service, planned capital expenditures and working capital needs for the remainder of 2009. On March 31, 2010 the Partnership’s loan matures and $1,453,376 becomes due and payable as of that date. The Partnership does not have the necessary liquidity to meet this scheduled debt payment. The Partnership is currently discussing an extension of its debt maturity with its lender however no agreement has been reached. The lender will require the Partnership to extend the Partnership’s life, currently set to expire on December 31, 2010, before agreeing to extend the debt maturity. Extension of the Partnership’s life will need approval from a majority of its limited partners. No assurances can be given that the lender will agree to extend the debt maturity nor can any assurances be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given these facts, the Partnership’s ability to continue as a going concern is in substantial doubt at September 30, 2009.
Net cash provided by operating activities totaled $623,769 for the nine months ended September 30, 2009. Adjustments to the $345,525 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $368,881, offset by changes in other operating assets and liabilities of $91,409.
Net cash used in investing activities totaled $339,258 for the nine months ended September 30, 2009 and consisted primarily of capital expenditures.
Net cash used in financing activities for the nine months ended September 30, 2009 consisted of $260,569 in principal payments on long-term debt.
Term Loan
In September 2006, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extended the maturity date of the loan to March 31, 2010 and modified the principal repayment schedule and the Funded Debt to Cash Flow Ratio. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. Principal payments plus interest are due quarterly until maturity on March 31, 2010. In connection with the credit amendment, the Partnership paid approximately $6,400 in additional loan fees, which are being amortized over the extended term of the loan. All previously capitalized loan fees remained capitalized. As of September 30, 2009, the balance of the term loan agreement was $1,518,376.
Annual maturities of the term loan after September 30, 2009 are as follows:

2009	65,000
2010	1,453,376

$1,518,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.75 to 1 decreasing over time to 2.00 to 1, a Cash Flow Coverage Ratio of no less than 1.10 to 1, and a limitation on the maximum amount of annual capital expenditures of $700,000, among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2009, the Partnership was in compliance with the terms of its loan agreement.
As of the date of this filing, the balance under the credit facility is $1,518,376 at a LIBOR based interest rate of 2.24%. This interest rate expires during the fourth quarter of 2009, at which time a new rate will be established.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2009:

		Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	Years	years	5 years

Notes payable	1,518,376	1,518,376	—	—	—
Minimum operating lease payments	41,850	13,600	9,950	4,900	13,400

Total	$1,560,226	$1,531,976	$9,950	$4,900	$13,400

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2009.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as, generally, pole rentals are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $90,981 in 2008.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $105,029 in 2008.
Capital Expenditures
During the first nine months of 2009, the Partnership paid approximately $340,000 for capital expenditures. These expenditures include conversion of off-air broadcast channels to a digital format as well as quality assurance and construction projects to upgrade the plant providing increased channel capacity in both the Aliceville, AL and Swainsboro, GA systems.
Due to the pending sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2009 is uncertain. Capital expenditures for the remainder of the year will be dependant on the timing of the sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant capacity upgrades in both systems, potential line extension opportunities and the possible launch of additional HD (high definition) channels in both Aliceville, AL and Swainsboro, GA.
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
The Partnership capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations is expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

Intangible Assets
The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter using financial information as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $15,000.
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
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
On September 25, 2009, a definitive proxy statement on Schedule 14A and an accompanying proxy card were mailed to limited partners of record as of September 2, 2009, in connection with a special meeting to be held on November 19, 2009. The special meeting is called for the purpose of considering a proposal to amend the Partnership Agreement, to extend the term of the Partnership from December 31, 2010 to December 31, 2013. Pursuant to the Partnership Agreement, the approval of the limited partners who own a majority of all outstanding units of limited partnership interest in the Partnership is required to approve the amendment. If the amendment is approved by the limited partners, the amendment will become effective when the managing general partner executes the amendment and it is filed with the Secretary of State of the State of Washington.
ITEM 5 Other information
     None
ITEM 6 Exhibits
          (a) Exhibit Index
31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 12, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 12, 2009 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 12, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 12, 2009 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-12-09

/s/ GARY S. JONES Gary S. Jones	President	11-12-09