Form 10-Q
period 2010-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2010-05-17
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2010
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
Yes ☐     No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2010	2009

ASSETS

Cash	$296,830	$447,488
Accounts receivable, net of allowance of $4,000	91,763	89,501
Due from affiliates	30,826	33,044
Prepaid expenses	111,218	58,685
Property and equipment, net of accumulated depreciation of $9,708,630 and $9,596,125, respectively	2,577,443	2,486,602
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $93,296 and $92,182, respectively	12,084	443

Total assets	$6,272,368	$6,267,967

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$259,356	$326,485
Due from General Partner and affiliates	25,678	18,173
Deposits	9,450	6,400
Subscriber prepayments	197,236	195,280
Term loan	1,378,376	1,453,376

Total liabilities	1,870,096	1,999,714

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(37,014)	(38,354)

	(36,014)	(37,354)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,664,232)	(3,796,911)

	4,438,286	4,305,607

Total partners’ capital	4,402,272	4,268,253

Total liabilities and partners’ capital	$6,272,368	$6,267,967

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2010	2009

Service revenues	$1,011,368	$982,953

Expenses:
Cable system operations / cost of revenue (including $10,143 and $10,687 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	102,691	101,020
General and administrative (including $111,235 and $110,241 to affiliates in 2010 and 2009, respectively)	254,106	238,610
Programming / cost of revenue (including $5,428 and $3,816 to affiliates in 2010 and 2009, respectively)	380,412	376,097
Depreciation / cost of revenue	124,505	120,892
Gain on disposal of assets	—	(561)

	861,714	836,058

Income from operations	149,654	146,895

Other income (expense):
Interest expense and amortization of loan fees	(11,481)	(11,342)
Interest income and other, net	(4,154)	(3,138)

	(15,635)	(14,480)

Net income	$134,019	$132,415

Allocation of net income:

General Partner (1%)	$1,340	$1,324

Limited Partners (99%)	$132,679	$131,091

Net income per limited partnership unit:
(19,087 units)	$6.95	$6.87

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,019	$132,415
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	124,505	120,892
Amortization of loan fees	1,114	439
Gain on sale of assets		(561)
(Increase) decrease in operating assets:
Accounts receivable	(2,262)	5,843
Due from affiliates	2,219	(3,646)
Prepaid expenses	(52,533)	(24,265)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(67,130)	(24,872)
Due to General Partner and affiliates	7,505	5,191
Subscriber prepayments and deposits	5,006	(9,761)

Net cash provided by operating activities	152,443	201,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(215,346)	(100,016)
Proceeds from sale of assets	—	1,000

Net cash used in investing activities	(215,346)	(99,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(75,000)	(65,000)
Loan fees	(12,755)	—

Net cash used in financing activities	(87,755)	(65,000)

(DECREASE) INCREASE IN CASH	(150,658)	37,659

CASH, beginning of period	447,488	489,846

CASH, end of period	$296,830	$527,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$10,375	$10,786

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2010, its statements of operations for the three months ended March 31, 2010 and 2009, and its statements of cash flows for the three months ended March 31, 2010 and 2009. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2010 (9 months)	3,021
2011	4,028
2012	4,028
2013 (3 Months)	1,007

$12,084

(3) Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of March 31, 2010, the balance of the term loan agreement was $1,378,376.
Annual maturities of the term loan after March 31, 2010 are as follows:

2010	225,000
2011	300,000
2012	300,000
2013	553,376

$1,378,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2010, the Partnership was in compliance with the terms of its loan agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.
As of March 31, 2010, the balance under the credit facility was $1,378,376 at a LIBOR based interest rate of 3.25%. This interest rate expired April 30, 2010, at which time the rate became 3.27%.
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
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,378,376 as of March 31, 2010) and to make liquidating distributions to the limited and general partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
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
On September 9, 2008, the District Court, for the City and County of Denver upheld the preliminary injunction enjoining the Partnership from terminating the Agreement. The Partnership appealed the initial injunction order of the District Court as originally entered and as subsequently modified. On May 13, 2010 the Colorado Court of Appeals reversed the opinion of the District Court and remanded the case with instructions to vacate the preliminary injunction. It is uncertain whether Green River will seek reconsideration or appeal the decision of the appellate court. The timing and ultimate disposition of this litigation cannot be determined at this time.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $4,283 and $580 for the three months ended March 31, 2010 and 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.

(6) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at March 31, 2010.

	Total	Level 1	Level 2	Level 3

Cash	$296,830	$296,830	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3

Cash	$447,488	$447,488	$—	$—
The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying values of cash and the variable rate term loan approximate fair value.
(7) Accounting Pronouncements Issued Not Yet Adopted
In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. Management is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on the Partnership’s results of operations and financial condition.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Continuing Operations — Three months Ended March 31, 2010 and 2009
Total basic subscribers decreased from 4,957 as of March 31, 2009 to 4,654 as of March 31, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $1,011,368 for the three months ended March 31, 2010, an increase of 3% from $982,953 for the three months ended March 31, 2009. Revenues for the three months ended March 31, 2010 were comprised of the following sources:
•	$718,342 (71%) from basic and expanded video services

•	$174,052 (17%) from high speed internet services

•	$35,075 (3%) from premium video services

•	$11,321 (2%) from telephony services

•	$10,596 (1%) from advertising

•	$18,085 (2%) from late fees

•	$43,897 (4%) from other sources
Average monthly revenue per subscriber increased $6.01 or approximately 9% from $66.75 for three months ended March 31, 2009 to $72.76 for the three months ended March 31, 2010. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2010 and increased penetration of new products, specifically, high-speed Internet services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $102,691 for the three months ended March 31, 2010, an increase of approximately 2% from the same period in 2009. The increase is primarily attributable to higher wages offset by a decrease in vehicle operating expense. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $254,106 for the three months ended March 31, 2010, an increase of approximately 6% from $238,610 for the same period in 2009. This increase is primarily attributable to higher audit fees and copying and printing, offset by a decrease in net bad debt expense.
Programming expenses totaled $380,412 for the three months ended March 31, 2010, representing an increase of $4,315 or approximately 1% over the same period in 2009. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $124,505 for the three months ended March 31, 2010, an increase of approximately 3% over the same period in 2009. Depreciation of recent purchases related to the upgrade of plant and equipment were offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees totaled 11,481 for the three months ended March 31, 2010, consistent with the same period in 2009.
Interest income and other, net totaled $4,154 and $3,138 for the three months ended March 31, 2010 and 2009, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.

Liquidity and Capital Resources
The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, planned capital expenditures and working capital needs over the next twelve-month period.
Net cash provided by operating activities totaled $152,443 for the three months ended March 31, 2010. Adjustments to the $134,019 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $124,505, offset by changes in other operating assets and liabilities of $106,081.
Net cash used in investing activities totaled $215,346 for the three months ended March 31, 2010 and consisted of purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2010 consisted of $75,000 in principal payments on long-term debt and $12,755 in loan fees.
Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of March 31, 2010, the balance of the term loan agreement was $1,378,376.
Annual maturities of the term loan after March 31, 2010 are as follows:

2010	225,000
2011	300,000
2012	300,000
2013	553,376

$1,378,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
As of the date of this filing, the balance under the credit facility is $1,378,376 at a LIBOR based interest rate of 3.25%. This interest rate expires April 30, 2010, at which time a new rate will be established.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2010:

		Payments Due By Period
		Less than	1 — 3	3 — 5	More than
	Total	1 year	Years	years	5 years
Notes payable	1,378,376	225,000	1,153,376	—	—
Minimum operating lease payments	30,870	7,670	2,120	2,320	18,760

Total	$1,409,246	$232,670	$1,155,496	$2,320	$18,760

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2010.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $100,755 in 2009.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $39,068 in 2009.
Capital Expenditures
During the first three months of 2010, the Partnership paid approximately $215,000 for capital expenditures. These expenditures include the launch of HD (high definition) channels in the Swainsboro, GA system and the continued system upgrade to 625MHz in the Aliceville, AL system expanding the channel capacity.
Due to the potential sale of the Partnership’s assets, the level of capital expenditures that may be incurred by the Partnership during the remainder of 2010 is uncertain. Capital expenditures for the remainder of the year will be dependant on the timing of the potential sale however no assurances can be given that such a sale will take place. Planned expenditures include the continuation of distribution plant capacity upgrades in both systems, potential line extension opportunities, customer premise equipment to provide services, and vehicle replacements.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $14,000.
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
On September 9, 2008, the District Court, for the City and County of Denver upheld the preliminary injunction enjoining the Partnership from terminating the Agreement. The Partnership appealed the initial injunction order of the District Court as originally entered and as subsequently modified. On May 13, 2010 the Colorado Court of Appeals reversed the opinion of the District Court and remanded the case with instructions to vacate the preliminary injunction. It is uncertain whether Green River will seek reconsideration or appeal the decision of the appellate court. The timing and ultimate disposition of this litigation cannot be determined at this time.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2009 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 14, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 14, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 14, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 14, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and Assistant	05-14-10
Richard I. Clark	Secretary

/s/ GARY S. JONES	President	05-14-10
Gary S. Jones