Form 10-Q
period 2010-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2010-08-13
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2010
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
Yes ☐      No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2010	2009
ASSETS

Cash	$299,085	$447,488
Accounts receivable, net of allowance of $4,000	91,878	89,501
Due from affiliates	57,806	33,044
Prepaid expenses	79,838	58,685
Property and equipment, net of accumulated depreciation of $9,836,275 and $9,596,125, respectively	2,612,448	2,486,602
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $94,303 and $92,182, respectively	11,077	443

Total assets	$6,304,336	$6,267,967

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$280,789	$326,485
Due to General Partner and affiliates	21,160	18,173
Deposits	9,850	6,400
Subscriber prepayments	178,897	195,280
Term loan	1,303,376	1,453,376

Total liabilities	1,794,072	1,999,714

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(35,934)	(38,354)

	(34,934)	(37,354)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,557,320)	(3,796,911)

	4,545,198	4,305,607

Total partners’ capital	4,510,264	4,268,253

Total liabilities and partners’ capital	$6,304,336	$6,267,967

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the six months ended June 30,
	2010	2009
Service revenues	$2,013,167	$1,981,727

Expenses:
Cable system operations / cost of revenue (including $20,297 and $21,364 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	208,197	197,075
General and administrative (including $223,008 and $229,550 to affiliates in 2010 and 2009, respectively)	524,780	512,045
Programming / cost of revenue (including $11,329 and $8,877 to affiliates in 2010 and 2009, respectively)	757,510	749,222
Depreciation / cost of revenue	252,150	244,435
Gain on disposal of assets	—	(561)

	1,742,637	1,702,216

Income from operations	270,530	279,511

Other income (expense):
Interest expense and amortization of loan fees	(23,948)	(22,016)
Other (expenses) net of interest income	(4,571)	(9,063)

	(28,519)	(31,079)

Net income	$242,011	$248,432

Allocation of net income:

General Partner (1%)	$2,420	$2,484

Limited Partners (99%)	$239,591	$245,948

Net income per limited partnership unit:
(19,087 units)	$12.55	$12.89

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended June 30,
	2010	2009
Service revenues	$1,001,799	$998,774

Expenses:
Cable system operations / cost of revenue (including $10,154 and $10,677 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	105,506	96,055
General and administrative (including $111,773 and $119,309 to affiliates in 2010 and 2009, respectively)	270,673	273,434
Programming / cost of revenue (including $5,901 and $5,061 to affiliates in 2010 and 2009, respectively)	377,099	373,125
Depreciation / cost of revenue	127,645	123,543

	880,923	866,157

Income from operations	120,876	132,617

Other income (expense):
Interest expense and amortization of loan fees	(12,467)	(10,675)
Other (expenses) net of interest income	(417)	(5,924)

	(12,884)	(16,599)

Net income	$107,992	$116,018

Allocation of net income:

General Partner (1%)	$1,080	$1,160

Limited Partners (99%)	$106,912	$114,858

Net income per limited partnership unit:
(19,087 units)	$5.60	$6.02

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$242,011	$248,432
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	252,150	244,435
Amortization of loan fees	2,121	886
Gain on sale of assets		(561)
(Increase) decrease in operating assets:
Accounts receivable	(2,377)	(4,349)
Due from affiliates	(24,762)	(5,043)
Prepaid expenses	(21,153)	(592)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(45,696)	(7,720)
Due to General Partner and affiliates	2,987	(1,136)
Subscriber prepayments and deposits	(12,933)	(15,157)

Net cash provided by operating activities	392,348	459,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(377,996)	(224,009)
Proceeds from sale of assets	—	1,000

Net cash used in investing activities	(377,996)	(223,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(150,000)	(195,569)
Loan fees	(12,755)	—

Net cash used in financing activities	(162,755)	(195,569)

(DECREASE) INCREASE IN CASH	(148,403)	40,617

CASH, beginning of period	447,488	489,846

CASH, end of period	$299,085	$530,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$21,824	$21,130

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2010, its statements of operations for the three and six months ended June 30, 2010 and 2009, and its statements of cash flows for the six months ended June 30, 2010 and 2009. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2010 (6 months)	2,014
2011	4,028
2012	4,028
2013 (3 Months)	1,007

$11,077

(3) Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of June 30, 2010, the balance of the term loan agreement was $1,303,376.
Annual maturities of the term loan after June 30, 2010 are as follows:

2010	150,000
2011	300,000
2012	300,000
2013	553,376

$1,303,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of June 30, 2010, the Partnership was in compliance with the terms of its loan agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.
As of June 30, 2010, the balance under the credit facility was $1,303,376 at a LIBOR based interest rate of 3.35%. This interest rate expires July 31, 2010, at which time a new rate will be established.
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
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,303,376 as of June 30, 2010) and to make liquidating distributions to the limited and general partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
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
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $427 and $6,131 for the three months ended June 30, 2010 and 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.

(6) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 – significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at June 30, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$299,085	$299,085	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$447,488	$447,488	$—	$—
The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying values of cash and the variable rate term loan approximate fair value.
(7) Accounting Pronouncements Issued Not Yet Adopted
In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)). ASU 2009-13 superseded EITF 00-21 and addresses criteria for separating the consideration in multiple-element arrangements. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Partnership has not adopted ASU 2009-13. Management is currently evaluating the potential impact, if any, of the adoption of ASU 2009-13 on the Partnership’s results of operations and financial condition.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Continuing Operations — Six months Ended June 30, 2010 and 2009
Total basic subscribers decreased from 4,710 as of June 30, 2009 to 4,452 as of June 30, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $2,013,167 for the six months ended June 30, 2010, an increase of 2% from $1,981,727 for the six months ended June 30, 2009. Revenues for the six months ended June 30, 2010 were comprised of the following sources:
•	$1,427,467 (71%) from basic and expanded video services

•	$351,097 (18%) from high speed internet services

•	$67,688 (3%) from premium video services

•	$24,572 (1%) from telephony services

•	$26,537 (1%) from advertising

•	$36,409 (2%) from late fees

•	$79,397 (4%) from other sources
Average monthly revenue per subscriber increased $5.19 or approximately 8% from $68.12 for six months ended June 30, 2009 to $73.31 for the six months ended June 30, 2010. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2010 and increased penetration of new products, specifically, high-speed Internet services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets totaled $208,197 for the six months ended June 30, 2010, an increase of approximately 6% from the same period in 2009. The increase is primarily attributable to higher wages and pole, duct, and site rental. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $524,780 for the six months ended June 30, 2010, an increase of approximately 2% from $512,045 for the same period in 2009. This increase is primarily attributable to higher audit fees.
Programming expenses totaled $757,510 for the six months ended June 30, 2010, representing an increase of $8,288 or approximately 1% over the same period in 2009. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $252,150 for the six months ended June 30, 2010, an increase of approximately 3% over the same period in 2009. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees totaled $23,948 for the six months ended June 30, 2010, an increase of approximately 9% over the same period in 2009. The increase in interest expense and amortization of loan fees is attributable to the amortization of additional loan fees the Partnership incurred to amend its credit agreement.
Interest income and other, net totaled $4,571 and $9,063 for the six months ended June 30, 2010 and 2009, respectively, and consists primarily of costs incurred in connection with the litigation associated with the proposed sale of the Partnership’s assets.

Results of Operations — Three Months Ended June 30, 2010 and 2009
Total basic subscribers decreased from 4,710 as of June 30, 2009 to 4,452 as of June 30, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $1,001,799 for the three months ended June 30, 2010, an increase of .3% from $998,774 for the three months ended June 30, 2009. Revenues for the three months ended June 30, 2010 were comprised of the following sources:
•	$709,124 (71%) from basic and expanded video services

•	$177,045 (18%) from high speed internet services

•	$32,613 (3%) from premium video services

•	$13,251 (1%) from telephony services

•	$15,942 (2%) from advertising

•	$18,323 (2%) from late fees

•	$35,501 (3%) from other sources
Average monthly revenue per subscriber increased $4.36 or approximately 6% from $69.52 for three months ended June 30, 2009 to $73.88 for the three months ended June 30, 2010. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2010 and increased penetration of new products, specifically, high-speed Internet and telephone services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $105,506 for the three months ended June 30, 2010, an increase of $9,451 or approximately 10% from the same period in 2009. This increase is primarily attributable to an increase in salaries and vehicle expense. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remain constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $270,673 for the three months ended June 30, 2010, a decrease of approximately 1% from $273,434 for the same period in 2009. The decrease is primarily attributable to a decrease in copying and printing expenses, offset by an increase in bad debt expense.
Programming expenses totaled $377,099 for the three months ended June 30, 2010, representing an increase of $3,974 or approximately 1% over the same period in 2009. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense increased approximately 3% from $123,543 for the three months ended June 30, 2009 to $127,645 for the three months ended June 30, 2010. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees increased approximately 17% from $10,675 for the three months ended June 30, 2009 to $12,467 for the three months ended June 30, 2010. The increase in interest expense and amortization of loan fees is attributable to higher interest rates in the second quarter of 2010 as compared to the same period in 2009 and amortization of additional loan fees the Partnership incurred to amend its credit agreement.
Interest income and other, net totaled $417 and $5,924 for the three months ended June 30, 2010 and 2009, respectively, and consists primarily of litigation costs incurred in connection with the litigation associated with the proposed sale of the Partnership’s assets.

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
Net cash provided by operating activities totaled $392,348 for the six months ended June 30, 2010. Adjustments to the $242,011 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $252,150, offset by changes in other operating assets and liabilities of $103,934.
Net cash used in investing activities totaled $377,996 for the six months ended June 30, 2010 and consisted of purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2010 consisted of $150,000 in principal payments on long-term debt and $12,755 in loan fees.
Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of June 30, 2010, the balance of the term loan agreement was $1,303,376.
Annual maturities of the term loan after June 30, 2010 are as follows:

2010	150,000
2011	300,000
2012	300,000
2013	553,376

$1,303,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
As of the date of this filing, the balance under the credit facility is $1,303,376 at a LIBOR based interest rate of 3.35%. This interest rate expires July 31, 2010, at which time a new rate will be established.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2010:

		Payments Due By Period
			1 — 3	3 — 5	More than
	Total	Less than 1 year	Years	years	5 years

Notes payable	1,303,376	150,000	1,153,376	—	—

Minimum operating lease payments	86,040	3,880	2,120	2,320	77,720

Total	$1,389,416	$153,880	$1,155,496	$2,320	$77,720

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2010.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $100,755 in 2009.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $39,068 in 2009.
Capital Expenditures
During the first six months of 2010, the Partnership paid approximately $378,000 for capital expenditures. These expenditures include the launch of additional HD (high definition) channels in the Swainsboro, GA system and the continued system upgrades to both the Aliceville, AL and Swainsboro, GA systems expanding the channel capacity.
Management has estimated that the Partnership will spend approximately $430,000 on capital expenditures during the remainder of 2010. Planned expenditures include the continuation of distribution plant capacity upgrades in both systems, potential line extension opportunities, customer premise equipment to provide services, and vehicle replacements.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $13,000.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 13, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 13, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 13, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 13, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	08-13-10

/s/ GARY S. JONES Gary S. Jones	President	08-13-10