Form 10-Q
period 2010-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2010-11-15
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2010
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
Yes ☐          No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	September 30,	December 31,
	2010	2009

ASSETS

Cash	$168,917	$447,488
Accounts receivable, net of allowance of $4,000	95,943	89,501
Due from affiliates	49,552	33,044
Prepaid expenses	102,435	58,685
Property and equipment, net of accumulated depreciation of $9,923,125 and $9,596,125, respectively	2,721,757	2,486,602
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $95,310 and $92,182, respectively	10,070	443

Total assets	$6,300,878	$6,267,967

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Accounts payable and accrued expenses	$275,712	$326,485
Due to General Partner and affiliates	19,717	18,173
Deposits	9,750	6,400
Subscriber prepayments	167,352	195,280
Term loan	1,228,376	1,453,376

Total liabilities	1,700,907	1,999,714

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(35,037)	(38,354)

	(34,037)	(37,354)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,468,510)	(3,796,911)

	4,634,008	4,305,607

Total partners’ capital	4,599,971	4,268,253

Total liabilities and partners’ capital	$6,300,878	$6,267,967

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2010	2009

Service revenues	$3,005,177	$2,947,881

Expenses:
Cable system operations / cost of revenue (including $35,052 and $32,007 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	319,281	303,867
General and administrative (including $331,396 and $337,358 to affiliates in 2010 and 2009, respectively)	796,605	770,795
Programming / cost of revenue (including $17,101 and $13,735 to affiliates in 2010 and 2009, respectively)	1,130,680	1,106,941
Depreciation / cost of revenue	385,403	368,881
Loss (gain) on disposal of assets	300	(561)

	2,632,269	2,549,923

Income from operations	372,908	397,958

Other income (expense):
Interest expense and amortization of loan fees	(35,969)	(31,711)
Other (expenses) net of interest income	(5,221)	(20,722)

	(41,190)	(52,433)

Net income	$331,718	$345,525

Allocation of net income:

General Partner (1%)	$3,317	$3,455

Limited Partners (99%)	$328,401	$342,070

Net income per limited partnership unit: (19,087 units)	$17.21	$17.92

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended September 30,
	2010	2009

Service revenues	$992,010	$966,154

Expenses:
Cable system operations / cost of revenue (including $14,755 and $10,723 to affiliates in 2010 and 2009, respectively), excluding depreciation shown below	111,084	106,792
General and administrative (including $108,388 and $107,728 to affiliates in 2010 and 2009, respectively)	271,825	258,750
Programming / cost of revenue (including $5,772 and $4,858 to affiliates in 2010 and 2009, respectively)	373,170	357,720
Depreciation / cost of revenue	133,254	124,446
Loss on disposal of assets	300	—

	889,633	847,708

Income from operations	102,377	118,446

Other income (expense):
Interest expense and amortization of loan fees	(12,021)	(9,696)
Other (expenses) net of interest income	(649)	(11,658)

	(12,670)	(21,354)

Net income	$89,707	$97,092

Allocation of net income:

General Partner (1%)	$897	$971

Limited Partners (99%)	$88,810	$96,121

Net income per limited partnership unit: (19,087 units)	$4.65	$5.04

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$331,718	$345,525
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	385,403	368,881
Amortization of loan fees	3,128	1,333
Loss (gain) on sale of assets	300	(561)
(Increase) decrease in operating assets:
Accounts receivable	(6,442)	2,043
Due from affiliates	(16,508)	(5,100)
Prepaid expenses	(43,750)	(22,652)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(50,773)	(28,219)
Due to General Partner and affiliates	1,544	(504)
Subscriber prepayments and deposits	(24,578)	(36,977)

Net cash provided by operating activities	580,042	623,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(623,358)	(340,258)
Proceeds from sale of assets	2,500	1,000

Net cash used in investing activities	(620,858)	(339,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(225,000)	(260,569)
Loan fees	(12,755)

Net cash used in financing activities	(237,755)	(260,569)

(DECREASE) INCREASE IN CASH	(278,571)	23,942

CASH, beginning of period	447,488	489,846

CASH, end of period	$168,917	$513,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$32,841	$30,378

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2010, its statements of operations for the three and nine months ended September 30, 2010 and 2009, and its statements of cash flows for the nine months ended September 30, 2010 and 2009. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2010 (3 months)	1,007
2011	4,028
2012	4,028
2013 (3 Months)	1,007

$10,070

(3) Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of September 30, 2010, the balance of the term loan agreement was $1,228,376.
Annual maturities of the term loan after September 30, 2010 are as follows:

2010	75,000
2011	300,000
2012	300,000
2013	553,376

$1,228,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.

The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2010, the Partnership was in compliance with the terms of its loan agreement.
The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.
As of September 30, 2010, the balance under the credit facility was $1,228,376 at a LIBOR based interest rate of 3.26%. This interest rate expires October 31, 2010, at which time a new rate will be established.
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
The terms of the purchase and sale agreement include a sales price of $8,100,000, which may be adjusted based on subscription revenue generated prior to closing, and require that approximately ten percent of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership eighteen months from the closing of the transaction. Net proceeds to be received upon closing are to be used to pay all remaining liabilities of the Partnership, including transaction costs and amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $1,303,376 as of September 30, 2010) and to make liquidating distributions to the limited and general partners. Limited partners will receive a final distribution eighteen months from the closing date when the escrow proceeds are released.
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
On March 31, 2008, the Partnership notified Green River of its termination of the asset purchase agreement dated as of July 5, 2007 between the Partnership and Green River (“the Agreement”). Green River disputed the right of the Partnership to terminate the Agreement and filed a motion in the District Court, City and County of Denver (the “District Court”), seeking injunctive relief. Green River’s motion for preliminary injunction was granted by the court.
On September 9, 2008, the District Court upheld the preliminary injunction enjoining the Partnership from terminating the Agreement. The Partnership appealed the initial injunction order of the District Court as originally entered and as subsequently modified. On May 13, 2010 the Colorado Court of Appeals reversed the opinion of the District Court and remanded the case with instructions to vacate the preliminary injunction.

On October 20, 2010, the District Court acted on the Colorado Court of Appeals’ instructions and vacated the preliminary injunction originally granted by the District Court which enjoined the Partnership from terminating the asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River. As a result of the District Court’s actions, the Agreement is terminated. The timing and ultimate disposition of the litigation with Green River, including the awarding of damages, attorneys’ fees or the earnest money deposit, are unknown at this time.
The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow. The Partnership expects to place its operating assets that were the subject of the Agreement back on the market for sale during the first quarter of 2011, although no assurance can be given that such a transaction will be consummated.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $737and $11,880 for the three months ended September 30, 2010 and 2009, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.
(6) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at September 30, 2010.

	Total	Level 1	Level 2	Level 3

Cash	$168,917	$168,917	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3

Cash	$447,488	$447,488	$—	$—
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

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Continuing Operations — Nine months Ended September 30, 2010 and 2009
Total basic subscribers decreased from 4,575 as of September 30, 2009 to 4,377 as of September 30, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $3,005,177 for the nine months ended September 30, 2010, an increase of 2% from $2,947,881 for the nine months ended September 30, 2009. Revenues for the nine months ended September 30, 2010 were comprised of the following sources:
•	$2,112,463 (70%) from basic and expanded video services

•	$529,196 (18%) from high speed internet services

•	$101,026 (3%) from premium video services

•	$39,724 (1%) from telephony services

•	$49,678 (2%) from advertising

•	$55,232 (2%) from late fees

•	$117,858 (4%) from other sources
Average monthly revenue per subscriber increased $5.30 or approximately 8% from $68.72 for nine months ended September 30, 2009 to $74.02 for the nine months ended September 30, 2010. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2010 and increased penetration of new products, specifically, high-speed Internet services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, depreciation expenses, and gain on disposal of assets totaled $319,281 for the nine months ended September 30, 2010, an increase of approximately 5% from the same period in 2009. The increase is primarily attributable to higher operating salaries, pole, duct, and site rental and vehicle operating expenses. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $796,605 for the nine months ended September 30, 2010, an increase of approximately 3% from $770,795 for the same period in 2009. This increase is primarily attributable to higher audit fees.
Programming expenses totaled $1,130,680 for the nine months ended September 30, 2010, representing an increase of $23,739 or approximately 2% over the same period in 2009. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $385,403 for the nine months ended September 30, 2010, an increase of approximately 4% over the same period in 2009. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees totaled $35,969 for the nine months ended September 30, 2010, an increase of approximately 13% over the same period in 2009. The increase in interest expense and amortization of loan fees is attributable to the amortization of additional loan fees the Partnership incurred to amend its credit agreement.
Interest income and other, net totaled $5,221 and $20,722 for the nine months ended September 30, 2010 and 2009, respectively, and consists primarily of costs incurred in connection with the litigation associated with the proposed sale of the Partnership’s assets.

Results of Operations — Three Months Ended September 30, 2010 and 2009
Total basic subscribers decreased from 4,575 as of September 30, 2009 to 4,377 as of September 30, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $992,010 for the three months ended September 30, 2010, an increase of 3% from $966,154 for the three months ended September 30, 2009. Revenues for the three months ended September 30, 2010 were comprised of the following sources:
•	$684,996 (69%) from basic and expanded video services

•	$178,099 (18%) from high speed internet services

•	$33,338 (3%) from premium video services

•	$15,152 (2%) from telephony services

•	$23,140 (2%) from advertising

•	$18,824 (2%) from late fees

•	$38,461 (4%) from other sources
Average monthly revenue per subscriber increased $5.51 or approximately 8% from $69.97 for three months ended September 30, 2009 to $75.48 for the three months ended September 30, 2010. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2010 and increased penetration of new products, specifically, high-speed Internet and telephone services. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming, and depreciation expenses, totaled $111,084 for the three months ended September 30, 2010, an increase of $4,292 or approximately 4% from the same period in 2009. This increase is primarily attributable to an increase in salaries and vehicle expense. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remain constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $271,825 for the three months ended September 30, 2010, an increase of approximately 5% from $258,750 for the same period in 2009. The increase is primarily attributable to an increase in franchise fees and audit fees.
Programming expenses totaled $373,170 for the three months ended September 30, 2010, representing an increase of $15,450 or approximately 4% over the same period in 2009. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels and high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense increased approximately 7% from $124,446 for the three months ended September 30, 2009 to $133,254 for the three months ended September 30, 2010. The increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment.
Interest expense and amortization of loan fees increased approximately 24% from $9,696 for the three months ended September 30, 2009 to $12,021 for the three months ended September 30, 2010. The increase in interest expense and amortization of loan fees is attributable to higher interest rates in the third quarter of 2010 as compared to the same period in 2009 and amortization of additional loan fees the Partnership incurred to amend its credit agreement.
Interest income and other, net totaled $649 and $11,658 for the three months ended September 30, 2010 and 2009, respectively, and consists primarily of litigation costs incurred in connection with the litigation associated with the proposed sale of the Partnership’s assets.

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
Net cash provided by operating activities totaled $580,042 for the nine months ended September 30, 2010. Adjustments to the $331,718 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $385,403, offset by changes in other operating assets and liabilities of $140,507.
Net cash used in investing activities totaled $620,858 for the nine months ended September 30, 2010 and consisted primarily of purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2010 consisted of $225,000 in principal payments on long-term debt and $12,755 in loan fees.
Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of September 30, 2010, the balance of the term loan agreement was $1,228,376.
Annual maturities of the term loan after September 30, 2010 are as follows:

2010	75,000
2011	300,000
2012	300,000
2013	553,376

$1,228,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
As of the date of this filing, the balance under the credit facility is $1,228,376 at a LIBOR based interest rate of 3.26%. This interest rate expires October 31, 2010, at which time a new rate will be established.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2010:

		Payments Due By Period
					More
			1-3	3-5	than 5
	Total	Less than 1 year	Years	years	years

Notes payable	1,228,376	300,000	928,376	—	—
Minimum operating lease payments	103,470	2,370	15,360	8,020	77,720

Total	$1,331,846	$302,370	$943,736	$8,020	$77,720

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2010.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $100,755 in 2009.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $39,068 in 2009.
Capital Expenditures
During the first nine months of 2010, the Partnership paid approximately $623,000 for capital expenditures. These expenditures include the launch of additional HD (high definition) channels in the Swainsboro, GA system and the continued system upgrades to both the Aliceville, AL and Swainsboro, GA systems expanding the channel capacity.
Management has estimated that the Partnership will spend approximately $267,000 on capital expenditures during the remainder of 2010. Planned expenditures include the continuation of distribution plant capacity upgrades in both systems, potential line extension opportunities, customer premise equipment to provide services, and vehicle replacements.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $12,000.
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
On October 20, 2010, the District Court acted on the Colorado Court of Appeals’ instructions and vacated the preliminary injunction originally granted by the District Court which enjoined the Partnership from terminating the asset purchase agreement dated as of July 5, 2007, between the Partnership and Green River. As a result of the District Court’s actions, the Agreement is terminated. The timing and ultimate disposition of the litigation with Green River, including the awarding of damages, attorneys’ fees or the earnest money deposit, are unknown at this time.
The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow. The Partnership expects to place its operating assets that were the subject of the Agreement back on the market for sale during the first quarter of 2011, although no assurance can be given that such a transaction will be consummated
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
ITEM 1A Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2009 Form 10-K.
ITEM 2 Changes in securities
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 15, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 15, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 15, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 15, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-15-10

/s/ GARY S. JONES Gary S. Jones	President	11-15-10