Form 10-K
period 2010-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2011-03-01
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 2010

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
Yes ☐       No ☑
     The aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $2,404,962 ($126 per unit) based on the average secondary market trading information for the year ended December 31, 2010.
     At December 31, 2010, there were 19,087 Limited Partnership Units outstanding.

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
PART I
ITEM 1. BUSINESS
     Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and 852 limited partners holding 19,087 partnership units as of December 31, 2010. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”). Northland manages the operations of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2013. The Amendment to extend the term of the Partnership from December 31, 2010, to December 31, 2013, was approved at a special meeting of the limited partners on November 19, 2009.
     Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by two limited partnerships. Northland is also the parent company of NCPI Holdco, Inc. which is the parent company of Northland Cable Properties, Inc., which was formed in February 1995 and is principally involved in direct ownership of cable television systems, and is the majority member and manager of Northland Cable Ventures, LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries, direct and indirect, of NTC include:
     NORTHLAND NETWORKS, INC. — formed in 2010 and is the parent company of Northland Cable Television, Inc.
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
     The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2010, the total number of basic subscribers served by the Systems was 4,270, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 33%.
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
     The following is a description of the areas served by the Systems as of December 31, 2010. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, internet and telephone).

     Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2010 is as follows:

Basic Subscribers	2,174
Expanded Basic Subscribers	1,629
Premium Subscribers	209
Digital Subscribers	78
Internet Subscribers	623
Estimated Homes Passed	7,549
     Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2010 is as follows:

Basic Subscribers	2,096
Expanded Basic Subscribers	1,744
Premium Subscribers	438
Digital Subscribers	243
Internet Subscribers	616
Telephone Subscribers	152
Estimated Homes Passed	5,330
     The Partnership had 9 employees as of December 31, 2010. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)
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
     Partnership revenues are derived primarily from monthly payments received from cable television, high speed Internet and telephone subscribers. Subscribers are divided into five categories: basic subscribers, expanded basic subscribers, premium subscribers, digital subscribers, Internet subscribers and telephone subscribers. “Basic subscribers” are households that subscribe to the basic level of service, which generally provides access to the four major television networks (ABC, NBC, CBS and FOX), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic subscribers” are households that subscribe to an additional level of certain satellite programming services, the content of which varies from system to system. “Premium subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, or The Movie Channel. “Digital subscribers” are those who subscribe to digitally delivered video and audio services. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem. “Telephone Subscribers” are those who subscribe to the Partnership’s telephony service, known as Voice over Internet Protocol, or VoIP.
COMPETITION
     Cable television systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems, Multichannel Video Distribution and Data Service, or MVDDS, and most recently, telephone companies. Cable television systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, DVDs, Internet data delivery, Internet video delivery and telecommunications companies. The following provides a summary description of these sources of competition.

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
Overbuilds
     Cable television franchises are not exclusive. More than one cable television system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable television system. Generally, an overbuilder is required to obtain franchises from the state or local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. Recently, many states have passed legislation that limits the ability of local franchises to negotiate franchises with an overbuilder. In many states, franchises are now obtained from the state, not the local governmental authority. As a result, it is the general industry consensus that new franchises will be easier to obtain. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.
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
Direct Broadcast Satellite Service
     High-powered, direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems and to provide packages of movies, satellite networks and other program services which are competitive to those of cable television systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Federal legislation has reduced this competitive disadvantage, and has reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away a significant number of subscribers. Satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet services and are entering joint marketing arrangements with local telecommunications providers.
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
REGULATION AND LEGISLATION
     The following summary addresses the key regulatory and legislative developments affecting the cable industry. Cable system operations are extensively regulated by the FCC, some state governments and most local governments. A failure to comply with these regulations could subject the Partnership to substantial penalties. The Partnership’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings. Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically. The 1996 Telecom Act, which amended the Communications Act, altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. The Partnership could face additional material disadvantages in the future if it is subject to new or changed regulations that do not equally impact the Partnership’s competitors.
     Congress and the FCC have frequently revisited the subject of communications regulation, and it is likely to do so in the future. In addition, franchise agreements with local governments must be periodically renewed, and new operating terms may be imposed. Future legislative, regulatory, or judicial changes could adversely affect the Partnership’s operations. The Managing General Partner can provide no assurance that the already extensive regulation of the Partnership’s business will not be expanded in the future.
Cable Rate Regulation and Program Tiering
     The cable industry has operated under a federal rate regulation regime for more than a decade. The regulations currently restrict the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment. All other cable offerings are now universally exempt from rate regulation. Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation. Many of the Partnership’s local franchising authorities have not certified to regulate basic cable rates, but they retain the right to do so (and obtain the power to order rate reductions and refunds), except in those specific communities facing “effective competition,” as defined under federal law.
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
     In June of 2009, all full power broadcast stations in the United States ceased transmission of their analog signals and switched to a digital signal. As a result, in many instances, the Partnership must carry both the analog and digital signals of each television station (dual carriage), unless the Partnership transitions to a fully digital system. Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit its ability to offer services that would maximize customer appeal and revenue potential. In addition, Congress could legislate additional carriage obligations. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Management cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems.
Access Channels
     Local franchise agreements and more recently, state franchise legislation, often require cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. Increased activity in this area could further burden the channel capacity of the Partnership’s cable systems.
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
Internet Service
     Open Access: Over the past several years, proposals have been advanced at the FCC and Congress that would require a cable operator offering Internet service to provide non-discriminatory access to its network to competing Internet service providers. In a 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC classification of cable-provided Internet service as an “information service” making it less likely that any non-discriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) would be imposed on the cable industry by local, state or federal authorities.
     Net Neutrality: In October 2009, the FCC published a detailed Notice of Proposed Rule Making (the “Notice”) and a draft of proposed regulation that, if adopted, would convert the existing non-binding FCC “principles” of Internet openness into enforceable regulations. On December 21, 2010, the FCC adopted net neutrality rules, which largely implement existing Internet traffic and management practices reflected in the FCC “principles” and impose new-non-discrimination and transparency rules. The FCC rules codify three basic principles for providers of broadband Internet access. The three principles (1) require transparent disclosure to consumers terms, performance, and network management practices; (2) prohibits blocking of lawful content, applications, or services, or the use of non-harmful devices; (3) bars unreasonable discrimination against the transmission of lawful traffic over broadband internet access service. These rules are directed to providers of last mile Internet access to all or substantially all Internet endpoints, not to peering or backbone arrangements. These principles apply not only for residential use but for services to small businesses, schools and libraries. Excluded from the set of regulated broadband access providers are coffee shops, bookstores, and airlines. Wireless broadband service is held to a lower bar which may give them a competitive advantage over the Partnerships
     Federal Broadband Funding: The American Recovery and Reinvestment Act of 2009 (“Recovery Act”) provided $7.2 billion in the form of grants and loans to program applicants to, among other things, build broadband infrastructure. All funds were awarded by September 30, 2010. The impact of the funding is unknown at this time. However, the use of funds to compete with the Partnership could adversely effect the Partnerships business.
     National Broadband Plan: As required by The American Recovery and Reinvestment Act of 2009 (“Recovery Act”), in 2010, the FCC issued the “National Broadband Plan” (“Plan”). The Plan must seek to ensure that all people of the United States have access to broadband capability and establish benchmarks for meeting that goal. Plan highlights are as follows: 100 million households to have access to affordable 100-megabits-per-second service; anchor institutions in every American community to have access to at least 1 gigabit-per-second broadband service; make 500 megahertz of spectrum newly available for licensed and unlicensed use; move adoption rates to more than 90 percent and ensuring digital literacy of every child by the time he or she leaves high school; make Universal Service Fund support available for tomorrow’s digital infrastructure; promote competition across the broadband ecosystem by ensuring greater transparency, removing barriers to entry, and conducting market-based analysis with quality data on price, speed, and availability; and enhance safety through a nationwide, wireless, interoperable public safety network for first responders. Management cannot predict what, if any, requirements will be placed on our provision of broadband services or our operation of broadband facilities or what impact the Plan will ultimately have on our business.
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
Phone Service
     The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and the Partnership’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (“E911”), making Universal Service Fund contributions obligations, and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation caused the Partnership to slow its implementation of VoIP services to its various systems. Our entities that provide VoIP telephony services are not certificated as competitive local exchange carriers in any of the states in which they operate. Rather, we provide VoIP services that are not generally subject to regulation by state or local jurisdictions. Also, the FCC has preempted some state commission regulation of VoIP services, but has stated that its preemption does not extend to state consumer protection requirements. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.
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
Cable Equipment
     The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology. The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors. The first phase of implementation has already passed. A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions went into effect as of July 1, 2007. More recently, the FCC has relaxed the ban on integrated security in set-top-boxes. The FCC has issued an industry-wide waiver permitting cable operator use of particular top boxes that met its definition of a “low-cost, limited capability” device. Further, the FCC has established an expedited process to encourage other equipment manufacturers to obtain industry-wide waivers.
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
Digital Millennium Copyright Act
     Management regularly receives notices of claimed infringements by our Internet service users. The owners of copyrights and trademarks have been increasingly active to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. Congress has not adopted similar protections for trademark infringement claims.
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
Privacy and Data Security
     The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified. These modifications impact the circumstances and the manner in which the Partnership discloses certain customer information and future federal legislation may further impact its obligations. Also, many states in which we operate have also enacted customer privacy statutes. These state provisions are in some cases more restrictive than those in federal law.
Other Communications Act Provisions and FCC Regulatory Matters
     In addition to the Communications Act provisions and FCC regulations noted above, there are other statutory provisions and FCC regulations affecting the Partnership’s business. The Communications Act and the FCC regulate, for example, and among other things, (1) cable-specific privacy obligations; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network, syndicated and sports programming; (6) restrictions on political advertising; (7) restrictions on advertising in children’s programming; (8) restrictions on origination cablecasting; (9) restrictions on carriage of lottery programming; (10) sponsorship identification obligations; (11) closed captioning of video programming; (12) licensing of systems and facilities; (13) maintenance of public files; and (14) emergency alert systems. It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and the Managing General Partner cannot predict at this time how that might impact the Partnership’s business.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Partnership’s cable television systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 12,879 homes as of December 31, 2010. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)
ITEM 3. LEGAL PROCEEDINGS
     On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement (the “Agreement”) to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. To secure their performance under the Agreement, Green River deposited $75,000 into escrow (the “Escrow Deposit”), which such amount intended to be credited to the purchase price at closing. Closing of this transaction would have resulted in the liquidation of the Partnership.
     On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership will receive proceeds and accrued interest of $65,572 of the Escrow Deposit. The escrow proceeds will be recorded in income during the first quarter of 2011.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     (a) There is no established public trading market for the Partnership’s units of limited partnership interest.
     (b) The approximate number of equity holders as of December 31, 2010, is as follows:

Limited Partners:	852
General Partners:	1
     (c) During 2010, 2009 and 2008 the Partnership made no cash distributions to the limited partners.
ITEM 6. SELECTED FINANCIAL DATA
     The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	2010	2009	2008	2007	2006
SUMMARY OF OPERATIONS:
Revenue	$3,981,705	$3,892,940	$3,750,067	$3,710,163	$3,532,887

Operating income	461,508	524,213	459,359	488,874	403,392

Net income	$408,302	$457,225	$253,136	$43,483	$238,841

Net income per limited partnership unit	$21	$24	$13	$2	$12

	December 31,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA:

Total assets	6,321,108	6,267,967	6,145,496	6,251,238	6,359,648

Term loan	1,153,376	1,453,376	1,778,945	2,012,872	2,193,768

Total liabilities	1,644,553	1,999,714	2,334,468	2,693,346	2,845,239

General partner’s deficit	(33,271)	(37,354)	(41,926)	(44,457)	(44,892)
Limited partners’ capital	4,709,826	4,305,607	3,852,954	3,602,349	3,559,301

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
Revenue	$976,528	$992,010	$1,001,799	$1,011,368	$945,059	$966,154	$998,774	$982,953

Operating income	88,301	102,677	120,876	149,654	126,255	118,446	132,617	146,895

Income from operations	76,584	89,707	107,992	134,019	111,700	97,092	116,018	132,415

Net income from operations per limited partnership unit	$4	$5	$6	$7	$6	$5	$6	$7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
2010 and 2009
     Total basic subscribers decreased from 4,517 as of December 31, 2009, to 4,270 as of December 31, 2010. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data and phone products.
     Revenue totaled $3,981,705 for the year ended December 31, 2010, increasing 2% from $3,892,940 for the year ended December 31, 2009. Revenues for the year ended December 31, 2010 were comprised of the following sources:
•	$2,784,962 (70%) from basic and expanded basic video services

•	$131,508 (3%) from premium video services

•	$710,342 (18%) from high speed Internet services

•	$56,367 (1%) from telephone services

•	$65,440 (2%) from advertising

•	$78,498 (2%) from late fees

•	$154,588 (4%) from other sources
     Average monthly revenue per subscriber increased $5.53, or approximately 8%, from $68.88 for the year ended December 31, 2009, to $74.41 for the year ended December 31, 2010. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2010 and increased penetration of new products, specifically, high-speed Internet services.
     The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month):

	2010	2009	2008	2007	2006
Basic Rate	$48.75	$44.25	$42.25	$39.50	$37.95
Expanded Basic Rate	4.00	4.00	4.00	4.75	5.60
HBO Rate	14.75	14.00	13.25	12.50	11.50
Cinemax Rate	12.25	11.50	10.75	10.00	10.00
Showtime Rate	14.75	14.00	13.75	13.00	11.00
Encore Rate	4.75	4.75	3.75	3.75	3.75
Starz	7.75	7.00	6.25	5.50	4.25
Digital Rate (Incremental)	6.75	6.50	6.50	6.50	8.00
Internet Rate	40.75	40.25	40.25	39.00	37.00
Phone Rate	35.00	33.00
     Operating expenses, excluding general and administrative and programming expenses totaled $432,012 for the year ended December 31, 2010, representing an increase of 7% from $404,040 for the year ended December 31, 2009. This increase is primarily attributable to increases in employee salaries, vehicle operating expenses and pole rent expenses. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remain constant, management expects increases in operating expenses in the future.
     General and administrative expenses totaled $1,062,922 for the year ended December 31, 2010, representing an increase of approximately 4% from $1,019,924 for the year ended December 31, 2009. This increase is primarily attributable to increases in admin services, audit fees, and franchise fees.
     Programming expenses totaled $1,501,121 for the year ended December 31, 2010, an increase of 4% from $1,449,934 for the year ended December 31, 2009. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of Internet and telephone services, offset by decreased video subscribers from 4,517 as of

December 31, 2009 to 4,270 as of December 31, 2010. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.
     Depreciation expense totaled $523,842 for the year ended December 31, 2010, an increase of 6% from $492,480 for the year ended December 31, 2009. This increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.
     Interest expense and amortization of loan fees increased approximately 16% from $40,847 in 2009 to $47,197 in 2010. This increase is primarily attributable to higher interest rates in 2010 compared to 2009.
     Interest income and other expense, net totaled $6,009 and $26,141 for the years ended December 31, 2010, and December 31, 2009, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.
     In 2010, the Partnership generated income of $408,302 compared to $457,225 in 2009. The Partnership has generated positive operating income in each of the three years ended December 31, 2010, and management anticipates that this trend will continue.
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
     Revenue totaled $3,892,940 for the year ended December 31, 2009, increasing 4% from $3,750,067 for the year ended December 31, 2008. Revenues for the year ended December 31, 2009 were comprised of the following sources:
•	$2,795,627 (72%) from basic and expanded basic video services

•	$146,167 (3%) from premium video services

•	$624,431 (16%) from high speed Internet services

•	$26,631 (1%) from telephone services

•	$78,771 (2%) from advertising

•	$72,082 (2%) from late fees

•	$149,231 (4%) from other sources
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
     Interest expense and amortization of loan fees decreased approximately 62% from $106,823 in 2008 to $40,847 in 2009. This decrease is primarily attributable to lower average outstanding indebtedness during 2009 as a result of required principal repayments, lower interest rates in 2009 compared to 2008, and amortization of additional loan fees incurred as a result of the amendment of the Partnership’s credit agreement.
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
LIQUIDITY AND CAPITAL RESOURCES
     During 2010, the Partnership’s liquidity was generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, Internet and telephone services. During 2010, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2011 obligations.
2010
     Net cash provided by operating activities totaled $900,840 for the year ended December 31, 2010. Adjustments to the $408,302 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $523,842 of depreciation offset by changes in other operating assets and liabilities of $35,739.
     Net cash used in investing activities consisted of $817,708 in capital expenditures for the year ended December 31, 2010, offset by $2,500 in proceeds from the sale of assets.
     Net cash used in financing activities totaled $312,755 for the year ended December 31, 2010, and consisted of principal payments of $300,000 on long-term debt and additional loan fees of $12,755.
Term Loan
     On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of December 31, 2010 and 2009, the balance of the term loan agreement was $1,153,376 and $1,453,376, respectively.
     As of the date of this filing, the balance under the credit facility is $1,153,376 at a LIBOR based interest rate of 3.26%. This interest rate expires at the end of February 2011, at which time a new rate will be established.
          Annual maturities of the term loan after December 31, 2010 are as follows:

2011	300,000
2012	300,000
2013	553,376

$1,153,376

     Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow to Debt Service Ratio of no less than 1.25 to 1, among other restrictions.
Obligations and Commitments
     In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2010 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
		Less than 1	1 — 3	3 — 5	More than
	Total	year	Years	Years	5 years

Term loan	$1,153,376	$300,000	853,376	—	—
Minimum operating lease payments	112,340	13,640	19,820	2,320	76,560

Total	$1,265,716	$313,640	$873,196	$2,320	$76,560

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $107,734 in 2010.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense. See Term Loan section above for discussion of the Partnership’s amended loan agreement. If the interest rate on the Partnership’s term loan of 3.26% as of December 31, 2010 did not change until December 31, 2011, the Partnership’s 2011 interest expense would be $33,933.
Capital Expenditures
     During 2010, the Partnership paid $817,708 for capital expenditures. These expenditures include upgrades of certain areas of the system to 625 MHz capacity in Aliceville, AL and certain areas to 750 MHz capacity in Swainsboro, GA, the launch of additional high definition channels in Swainsboro and a vehicle replacement in Aliceville.
     Management has estimated that the Partnership will spend approximately $590,000 on capital expenditures during 2011. Planned expenditures include quality assurance work to maintain reliable video signals and broadband speeds in both systems, potential line extension opportunities, and customer premise equipment to provide services.

POTENTIAL SALE OF SYSTEMS
     On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement (the “Agreement”) to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. To secure their performance under the Agreement, Green River deposited $75,000 into escrow (the “Escrow Deposit”), which such amount intended to be credited to the purchase price at closing. Closing of this transaction would have resulted in the liquidation of the Partnership.
     On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership will receive proceeds and accrued interest of $65,572 of the Escrow Deposit. The escrow proceeds will be recorded in income during the first quarter of 2011.
     The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow. The Partnership expects to place its operating assets that were the subject of the Agreement back on the market for sale during the first quarter of 2011, although no assurance can be given that such a transaction will be consummated
     Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $6,281, $24,186, and $99,914 for 2010, 2009, and 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.

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
Intangible Assets
     The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis as of September 30th, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of the assets below their carrying value.
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

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the General Partner were $199,085, $194,647, and $187,503 for 2010, 2009, and 2008, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $222,033, $231,212, and $241,161 for 2010, 2009, and 2008, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include $44,290, $41,225, and $43,086, net of payments received, under the terms of these agreements during 2010, 2009, and 2008, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2010, 2009, and 2008, the Partnership’s operations include $92,091, $94,910, $27,870, respectively, for these services. Of this amount, $43,633, $55,906, and $9,446 were capitalized in 2010, 2009, and 2008, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $55,048, $56,062, and $47,380, in payments received under the terms of this agreement during 2010, 2009, and 2008, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $11,500.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The audited financial statements of the Partnership for the years ended December 31, 2010, 2009 and 2008 are included as a part of this filing (see Item 15 (a) below).

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
     Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2010, the Partnership’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.
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
     JOHN S. WHETZELL (AGE 69). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 31 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.
     JOHN E. IVERSON (AGE 74). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Iverson has a Juris Doctor degree from the University of Washington. He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009. Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.
     RICHARD I. CLARK (AGE 53). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 29 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.
     GARY S. JONES (AGE 53). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.
     RICHARD J. DYSTE (AGE 65). Mr. Dyste serves as Senior Vice President-Technical Services of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in April 1986. Mr. Dyste is responsible for planning and advising all Northland cable systems with regard to technical performance as well as system upgrades and rebuilds. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

     H. LEE JOHNSON (AGE 67). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 37 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.
     R. GREGORY FERRER (AGE 55). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.
     MATTHEW J. CRYAN (AGE 46). Mr. Cryan is Vice President — Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.
     RICK J. MCELWEE (AGE 49). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.
     PAUL MILAN (AGE 49). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.
     STEVEN M. TANABE (AGE 38). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President — Operations. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.
Audit Committee and Financial Expert.
     The Northland board of directors consists of three individuals, whom also serve on the NTC board of directors. Together, the NTC and the Northland boards of directors serve as the oversight body for the Partnership. The Northland and NTC boards do not have a separate audit committee; instead, all members perform the function of an audit committee. The Northland and NTC boards of directors also do not have a “financial expert” as defined in applicable SEC rules, as it believes that the background and financial sophistication of its members are sufficient to fulfill the duties of such “financial expert”.

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
ITEM 11. EXECUTIVE COMPENSATION
     The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2010 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2010 (see Items 15 (a) and 13 (a) below).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2010 is as follows:

AMOUNT AND NATURE
	NAME AND ADDRESS	OF BENEFICIAL	PERCENT OF
TITLE OF CLASS	OF BENEFICIAL OWNER	OWNERSHIP	CLASS
General Partner’s Interest	Northland Communications Corporation	(See Note A)	(See Note A)

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     (a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.
Management Fees
     The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the General Partner were $199,085, $194,647, and $187,503 for 2010, 2009, and 2008, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
     The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $222,033, $231,212, and $241,161 for 2010, 2009, and 2008, respectively.
     The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include $44,290, $41,225, and $43,086, net of payments received, under the terms of these agreements during 2010, 2009, and 2008, respectively.
     Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2010, 2009, and 2008, the Partnership’s operations include $92,091, $94,910, $27,870, respectively, for these services. Of this amount, $43,633, $55,906, and $9,446 were capitalized in 2010, 2009, and 2008, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $55,048, $56,062, and $47,380, in payments received under the terms of this agreement during 2010, 2009, and 2008, respectively.
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
     (b) CERTAIN BUSINESS RELATIONSHIPS. None.
     (c) INDEBTEDNESS OF MANAGEMENT. None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2010 and 2009 have been allocated by management and are set forth below.

	Year Ended December 31,
	2010	2009

Audit fees	$128,030	$83,836

Total	$128,030	$83,836

Audit fees for the fiscal years ended December 31, 2010 and 2009, were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Board of Director’s of the General Partner’s Parent pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(b) REPORTS ON FORM 8-K:
Form 8-K filed on October 26, 2010, disclosing the District Court’s ruling to vacate the preliminary injunction originally granted by the District Court which enjoined Northland Cable Properties Seven Limited Partnership (“NCP-Seven”) from terminating the asset purchase agreement dated as of July 5, 2007 (the “Agreement”) between NCP-Seven and Green River Media and Communications, LLC (“Green River”). As a result of the District Court’s actions, the Agreement is terminated.
(c) EXHIBITS:
4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

(c) EXHIBITS:
10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL — Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL — Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL — Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL — Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.39	Franchise Agreement with Town of Millport, AL — Assignment and Assumption Agreement dated August 18, 1994 (7)

(c) EXHIBITS:
10.40	Franchise Agreement with Pickens County, AL — Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL — Assignment and Assumption Agreement dated August 2, 1994 (7)

10.42	Franchise Agreement with City of Reform, AL — Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006 (19)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated February 28, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated February 28, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated February 28, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated February 28, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002. (20)

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(16)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(17)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(18)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

(19)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2006.

(20)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2002.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
	By:	NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)

Date: 2-28-11	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL	Chief executive officer of registrant; chief executive	2-28-11
John S. Whetzell	officer and chairman of the board of directors of Northland Communications Corporation

/S/ JOHN E. IVERSON	Secretary and Director of Northland Communications	2-28-11
John E. Iverson	Corporation

/S/ RICHARD I. CLARK	Director of Northland Communications Corporation	2-28-11
Richard I. Clark

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Northland Cable Properties Eight Limited Partnership:
We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2010 and 2009, and the related statements of income, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
(signed) KPMG LLP
Seattle, Washington
February 28, 2011

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Cash	$220,365	447,488
Accounts receivable (net of allowance of $4,000)	87,904	89,501
Due from affiliates	47,783	33,044
Prepaid expenses	62,103	58,685

Investment in cable television properties:
Property and equipment	12,803,249	12,082,727
Less accumulated depreciation	(10,061,563)	(9,596,125)

	2,741,686	2,486,602

Franchise agreements (net of accumulated amortization of $1,907,136 in 2010 and 2009 (Note 3(c))	3,152,204	3,152,204

Total investment in cable television properties	5,893,890	5,638,806

Loan fees (net of accumulated amortization of $96,317 and $92,182 in 2010 and 2009)	9,063	443

Total assets	$6,321,108	6,267,967

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$287,288	326,485
Due to General Partner and affiliates	29,959	18,173
Deposits	10,250	6,400
Subscriber prepayments	163,680	195,280
Term loan	1,153,376	1,453,376

Total liabilities	1,644,553	1,999,714

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(34,271)	(38,354)

	(33,271)	(37,354)

Limited partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,392,692)	(3,796,911)

	4,709,826	4,305,607

Total liabilities and partners’ capital	$6,321,108	6,267,967

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Income
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Revenue	$3,981,705	3,892,940	3,750,067

Expenses:
Operating / cost of revenue (including $44,161, $42,854, and $45,139, net, paid to affiliates in 2010, 2009, and 2008, respectively), excluding depreciation and amortization expense recorded below	432,012	404,040	447,828
General and administrative (including $446,661 $444,745, and $438,835, net, paid to affiliates in 2010, 2009, and 2008, respectively)	1,062,922	1,019,924	955,212
Programming / cost of revenue (including $23,043, $18,489 and $6,202, net, paid to affiliates in 2010, 2009, and 2008, respectively)	1,501,121	1,449,934	1,397,128
Depreciation / cost of revenue	523,842	492,480	491,093
Loss (gain) on disposal of assets	300	2,349	(553)

Operating income	461,508	524,213	459,359

Other income (expense):
Interest expense and amortization of loan fees	(47,197)	(40,847)	(106,823)
Interest income and other, net	(6,009)	(26,141)	(99,400)

Net income	$408,302	457,225	253,136

Allocation of net income:
General Partner	$4,083	4,572	2,531
Limited partners	404,219	452,653	250,605
Net income per limited partnership unit	21	24	13
See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2010, 2009, and 2008

	General	Limited
	Partner	Partners	Total
Balance, December 31, 2007	(44,457)	3,602,349	3,557,892
Net income	2,531	250,605	253,136

Balance, December 31, 2008	$(41,926)	3,852,954	3,811,028
Net income	4,572	452,653	457,225

Balance, December 31, 2009	$(37,354)	4,305,607	4,268,253

Net income	4,083	404,219	408,302

Balance, December 31, 2010	$(33,271)	4,709,826	4,676,555

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash flows from operating activities:
Net income	$408,302	457,225	253,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	523,842	492,480	491,093
Amortization of loan fees	4,135	1,779	1,794
Loss (gain) on disposal of assets	300	2,349	(553)
Changes in certain assets and liabilities:
Accounts receivable	1,597	170	(10,691)
Due from affiliates	(14,739)	(8,434)	(14,463)
Prepaid expenses	(3,418)	(1,040)	14,617
Accounts payable and accrued expenses	(3,215)	(28,955)	(80,231)
Due to General Partner and affiliates	11,786	(4,185)	(78,860)
Deposits	3,850	2,500	(150)
Subscriber prepayments	(31,600)	(23,019)	34,290

Net cash provided by operating activities	900,840	890,870	609,982

Cash flows from investing activities:
Purchase of property and equipment	(817,708)	(608,659)	(206,315)
Proceeds from sale of assets	2,500	1,000	8,800

Net cash used in investing activities	(815,208)	(607,659)	(197,515)

Cash flows from financing activities:
Principal payments on term loan	(300,000)	(325,569)	(233,927)
Loan fees	(12,755)	—	—

Net cash used in financing activities	(312,755)	(325,569)	(233,927)

(Decrease) increase in cash	(227,123)	(42,358)	178,540
Cash, beginning of year	447,488	489,846	311,306

Cash, end of year	$220,365	447,488	489,846

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$43,062	39,068	105,029
Capital expenditures in accounts payable at December 31, 2010, 2009 and 2008	$12,807	48,789	4,315
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
Northland Communications Corporation (the General Partner or Northland) manages the operations and is the General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2013. The Amendment to extend the term of the Partnership from December 31, 2010, to December 31, 2013, was approved at a special meeting of the limited partners on November 19, 2009. Certain affiliates of the Partnership also own and operate other cable television systems. In addition, Northland manages cable television systems for another limited partnership, for which it serves as general partner.
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
(3) Summary of Significant Accounting Policies
     (a) Accounts Receivable
Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $4,000 at December 31, 2010 and 2009.
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
     (c) Intangible Assets
The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tests these intangibles for impairment annually as September 30th and has determined that the fair value of the assets exceeded their carrying value. The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually as of September 30th, or more frequently as warranted by events or changes in circumstances.

     (d) Loan Fees
Loan fees are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life of 2.25 years). The Partnership recorded amortization expense of $4,135, $1,779, and $1,794 in 2010, 2009, and 2008, respectively. Future amortization of loan fees is expected to be as follows:

2011	$4,028
2012	4,028
2013	1,007

$9,063

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
Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. In 2010, 2009, and 2008, the Partnership was required to make contributions and was charged $13,587, $14,740, and $9,095, respectively, by the fund. As of December 31, 2010 and 2009, the fund (related to all Northland entities) had a balance of $687,954 and $423,556, respectively. Amounts paid from the fund related to all Northland entities were $53,808, $34,841, and $630,000, in 2010, 2009, and 2008, respectively.
     (f) Revenue Recognition
Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $65,440, $78,771, and $110,608, in 2010, 2009, and 2008 respectively.
     (g) Advertising Costs
The Partnership expenses advertising costs as they are incurred. Advertising costs attributable to operations were $14,171, $16,817, and $13,911 in 2010, 2009, and 2008, respectively.
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
• Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$220,365	$220,365	$—	$—
The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2009.

	Total	Level 1	Level 2	Level 3
Cash	$447,488	$447,488	$—	$—
The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying value of the variable rate term loan approximates fair value.
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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the remaining adoption of ASU 2010-06 related to the reconciliation of Level 3 fair value measurements to have a material impact on our financial statements.
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
The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by offering costs and limited partnership unit repurchases through the end of December 31, 2010. The Partnership has made no cash distributions to the limited partners as of December 31, 2010.
(5) Transactions with the General Partner and Affiliates
     (a) Management Fees
The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $199,085, $194,647, and $187,503 for 2010, 2009, and 2008, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.
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
The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $222,033, $231,212, and $241,161 for 2010, 2009, and 2008, respectively.
The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include $44,290, $41,225, and $43,086, net of payments received, under the terms of these agreements during 2010, 2009, and 2008, respectively.
Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2010, 2009, and 2008, the Partnership’s operations include $92,091, $94,910, $27,870, respectively, for these services. Of this amount, $43,633, $55,906, and $9,446 were capitalized in 2010, 2009, and 2008, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $55,048, $56,062, and $47,380, in payments received under the terms of this agreement during 2010, 2009, and 2008, respectively.
     (c) Due from Affiliates
The receivable from affiliates as of December 31, 2010 and 2009 consists of $47,783 and $33,044, respectively, in reimbursable operating costs.

	December 31
	2010	2009
Reimbursable operating costs	(7,746)	(4,667)
Other amounts due from General Partner and affiliates, net	55,529	37,711

	$47,783	33,044

     (d) Due to General Partner and Affiliates
The payable to the General Partner and affiliates consists of the following:

	December 31
	2010	2009
Management fees	$(174)	(2,950)
Reimbursable operating costs	24,020	22,014
Other amounts due to General Partner and affiliates, net	6,113	(891)

	$29,959	18,173

(6) Property and Equipment
Property and equipment consists of the following:

	December 31
	2010	2009
Land and buildings	$79,015	79,015
Distribution plant	12,052,039	11,418,979
Other equipment	633,816	511,885
Construction in progress	38,379	72,848

	12,803,249	12,082,727

Accumulated depreciation	(10,061,563)	(9,596,125)

Property and equipment, net of accumulated depreciation	$2,741,686	2,486,602

(7) Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	December 31
	2010	2009
Accounts payable	$49,525	92,115
Program license fees	138,293	131,449
Pole rental	31,064	31,064
Franchise fees	35,010	30,900
Copyright fees	4,800	4,177
Other	28,596	36,780

	$287,288	326,485

(8) Term Loan
In February 2010, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date and modify the principal repayment schedule and certain financial covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 3.26% as of December 31, 2010. Principal payments plus interest are due quarterly until maturity on March 31, 2013. In connection with the credit amendment, the Partnership capitalized an additional $12,755 in loan fees which are being amortized over the term of the new agreement. As of December 31, 2010 and 2009, the balance of the term loan agreement was $1,153,376 and $1,453,376, respectively.
Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow to Debt Service Ratio of no less than 1.25 to 1 among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2010, the Partnership was in compliance with the terms of the amended loan agreement.

Annual maturities of the term loan after December 31, 2010 are as follows:

2011	$300,000
2012	300,000
2013	553,376

$1,153,376

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
There was no taxable income allocated to the Limited Partners in 2010 and 2009. The Limited Partners were allocated taxable income in 2008.
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
The Partnership follows FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of the ASC did not have a significant impact on the Partnership. The Partnership had no unrecognized tax benefits as of December 31, 2010 and 2009.
(10) Commitments and Contingencies
     (a) Lease Arrangements
The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense related to these leases was $13,900, $13,800, and $13,050 in 2010, 2009, and 2008, respectively. Minimum lease payments through the end of the lease terms are as follows:

2011	13,640
2012	10,660
2013	9,160
2014	1,160
2015	1,160
Thereafter	76,560

$112,340

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals for the years ended December 31, 2010, 2009, and 2008 was $107,734, $100,755, and $95,581.
(11) Potential Sale of Systems
On July 5, 2007, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement (the “Agreement”) to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC (“Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. To secure their performance under the Agreement, Green River deposited $75,000 into escrow (the “Escrow Deposit”), which such amount intended to be credited to the purchase price at closing. Closing of this transaction would have resulted in the liquidation of the Partnership.
On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership will receive proceeds and accrued interest of $65,572 of the Escrow Deposit. The escrow proceeds will be recorded in income during the first quarter of 2011.
The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow. The Partnership expects to place its operating assets that were the subject of the Agreement back on the market for sale during the first quarter of 2011, although no assurance can be given that such a transaction will be consummated.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $6,281, $24,186, and $99,914 for 2010, 2009, and 2008, respectively, and have been expensed as incurred within interest income and other in the accompanying statement of operations.