Form 10-Q
period 2011-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2011-05-13
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 2011
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
Yes ☐                     No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	March 31,	December 31,
	2011	2010
ASSETS

Cash	$334,192	$220,365
Accounts receivable, net of allowance of $4,000	81,682	87,904
Due from affiliates	60,752	47,783
Prepaid expenses	110,886	62,103
Property and equipment, net of accumulated depreciation of $10,201,308 and $10,061,563, respectively	2,680,314	2,741,686
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $97,324 and $96,317, respectively	8,056	9,063

Total assets	$6,428,086	$6,321,108

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$268,523	$287,288
Due to General Partner and affiliates	22,241	29,959
Deposits	10,575	10,250
Subscriber prepayments	190,554	163,680
Term loan	1,078,376	1,153,376

Total liabilities	1,570,269	1,644,553

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(32,458)	(34,271)

	(31,458)	(33,271)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,213,243)	(3,392,692)

	4,889,275	4,709,826

Total partners’ capital	4,857,817	4,676,555

Total liabilities and partners’ capital	$6,428,086	$6,321,108

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2011	2010
Service revenues	$1,048,359	$1,011,368

Expenses:
Cable system operations / cost of revenue (including $13,391 and $10,143 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	106,123	102,691
General and administrative (including $116,616 and $111,235 to affiliates in 2011 and 2010, respectively)	262,393	254,106
Programming / cost of revenue (including $6,291 and $5,428 to affiliates in 2011 and 2010, respectively)	413,296	380,412
Depreciation / cost of revenue	139,868	124,505

	921,680	861,714

Income from operations	126,679	149,654

Other income (expense):
Interest expense and amortization of loan fees	(10,413)	(11,481)
Interest income and other, net	(576)	(4,154)
Escrow proceeds	65,572	—

	54,583	(15,635)

Net income	$181,262	$134,019

Allocation of net income:

General Partner (1%)	$1,813	$1,340

Limited Partners (99%)	$179,449	$132,679

Net income per limited partnership unit: (19,087 units)	$9.40	$6.95

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,262	$134,019
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	139,868	124,505
Amortization of loan fees	1,007	1,114
Escrow Proceeds	(65,572)	—
(Increase) decrease in operating assets:
Accounts receivable	6,222	(2,262)
Due from affiliates	(12,969)	2,219
Prepaid expenses	(48,783)	(52,533)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(5,958)	(67,130)
Due to General Partner and affiliates	(7,718)	7,505
Subscriber prepayments and deposits	27,199	5,006

Net cash provided by operating activities	214,558	152,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(91,303)	(215,346)
Escrow proceeds	65,572	—

Net cash used in investing activities	(25,731)	(215,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(75,000)	(75,000)
Loan fees	—	(12,755)

Net cash used in financing activities	(75,000)	(87,755)

INCREASE (DECREASE) IN CASH	113,827	(150,658)

CASH, beginning of period	220,365	447,488

CASH, end of period	$334,192	$296,830

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$9,406	$10,375

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2011, its statements of operations for the three months ended March 31, 2011 and 2010, and its statements of cash flows for the three months ended March 31, 2011 and 2010. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2011 (9 months)	3,021
2012	4,028
2013 (3 Months)	1,007

$8,056

(3)	Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of March 31, 2011, the balance of the term loan agreement was $1,078,376.
Annual maturities of the term loan after March 31, 2011 are as follows:

2011	225,000
2012	300,000
2013	553,376

$1,078,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2011, the Partnership was in compliance with the terms of its loan agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.
As of March 31, 2011, the balance under the credit facility was $1,078,376 at a LIBOR based interest rate of 3.25%. This interest rate expired April 29, 2011, at which time a new rate was established.
(4) Litigation
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.
(5) Potential Sale of Systems
On July 5, 2007, Northland Cable Properties Eight Limited Partnership executed a purchase and sale agreement (the “Agreement”) to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to Green River Media and Communications, LLC (”Green River”), an unaffiliated third party. The transaction was expected to close by the end of March 2008. To secure their performance under the Agreement, Green River deposited $75,000 into escrow (the “Escrow Deposit”), which was intended to be credited to the purchase price at closing. Closing of this transaction would have resulted in the liquidation of the Partnership.
On March 31, 2008, the Partnership notified Green River of its termination of the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership received proceeds and accrued interest of $65,572 from the Escrow Deposit. The escrow proceeds were recorded as other income during the first quarter of 2011.
During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for its systems from potential interested parties. Initial expressions of interest, if any, are expected to be received in late second quarter. No assurance can be given that the Partnership will receive any acceptable bids and no reasonable estimate of the timing of any asset sales can be given at this time.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $518 and $4,283 for the three months ended March 31, 2011 and 2010, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.
(6) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 – significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at March 31, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$334,192	$334,192	$—	$—
The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$220,365	$220,365	$—	$—
The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying values of cash and the variable rate term loan approximate fair value.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Three months ended March 31, 2011 and 2010
Total video basic subscribers decreased from 4,654 as of March 31, 2010 to 4,380 as of March 31, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $1,048,359 for the three months ended March 31, 2011, an increase of 4% from $1,011,368 for the three months ended March 31, 2010. Revenues for the three months ended March 31, 2011 were comprised of the following sources:
•	$724,048 (69%) from basic and expanded video services

•	$197,324 (19%) from high speed internet services

•	$30,803 (3%) from premium video services

•	$18,185 (2%) from telephony services

•	$13,234 (1%) from advertising

•	$20,752 (2%) from late fees

•	$44,013 (4%) from other sources
Average monthly revenue per subscriber increased $8.29 or approximately 11.4% from $72.76 for three months ended March 31, 2010 to $81.05 for the three months ended March 31, 2011. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming and depreciation expenses totaled $106,123 for the three months ended March 31, 2011, an increase of approximately 3% from the same period in 2010. The increase is primarily attributable to higher operating salaries, system utilities and vehicle operating expenses. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $262,393 for the three months ended March 31, 2011, an increase of approximately 3% from $254,106 for the same period in 2010. This increase is primarily attributable to higher franchise fees, administrative services and management fees.
Programming expenses totaled $413,296 for the three months ended March 31, 2011, representing an increase of $32,884 or approximately 9% over the same period in 2010. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future, assuming that the number of subscribers remains constant.
Depreciation expense totaled $139,868 for the three months ended March 31, 2011, an increase of approximately 12% over the same period in 2010. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees totaled $10,413 for the three months ended March 31, 2011, a decrease of approximately 9% over the same period in 2010. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.
Interest income and other, net totaled ($576) and $(4,154) for the three months ended March 31, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.

The Partnership received escrow proceeds and accrued interest of $65,572 as a result of the termination of the purchase and sale agreement with Green River (see footnote 4). The escrow proceeds were recorded as other income during the first quarter of 2011.
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
Net cash provided by operating activities totaled $214,558 for the three months ended March 31, 2011. Adjustments to the $181,262 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $139,868, offset by escrow proceeds of $65,572 and changes in other operating assets and liabilities of $42,007.
Net cash used in investing activities totaled $25,731 for the three months ended March 31, 2011 and consisted of purchases of property and equipment of 91,303, offset by escrow proceeds of $65,572.
Net cash used in financing activities for the three months ended March 31, 2011 consisted of $75,000 in principal payments on long-term debt.
Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of March 31, 2011, the balance of the term loan agreement was $1,078,376.
Annual maturities of the term loan after March 31, 2011 are as follows:

2011	225,000
2012	300,000
2013	553,376

$1,078,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
As of the date of this filing, the balance under the credit facility is $1,078,376 at a LIBOR based interest rate of 3.25%. This interest rate expires April 29, 2011, at which time a new rate will be established.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2011:

		Payments Due By Period
		Less than 1	1 – 3	3 – 5	More than 5
	Total	year	Years	years	years
Notes payable	1,078,376	300,000	778,376	—	—
Minimum operating lease payments	41,680	7,880	12,660	2,620	18,520

Total	$1,120,056	$307,880	$791,036	$2,620	$18,520

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $107,734 in 2010.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $43,062 in 2010.
Capital Expenditures
During the first three months of 2011, the Partnership paid approximately $91,000 for capital expenditures. These expenditures include continued upgrades to the Aliceville, AL and Swainsboro, GA systems expanding the high speed data capacity.
Management has estimated that the Partnership will spend approximately $432,000 on capital expenditures during the remainder of 2011. Planned expenditures include the continuation of plant upgrades in both systems to expand the high speed data capacity, potential line extension opportunities, and customer premise equipment to provide services.
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
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $11,000.
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
On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership received proceeds and accrued interest of $65,572 of the Escrow Deposit. The escrow proceeds were recorded as other income during the first quarter of 2011. The Partnership will continue to operate its assets in a manner intended to maximize revenue and cash flow.
During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for its systems from potential interested parties. Initial expressions of interest, if any, are expected to be received in late second quarter. No assurance can be given that the Partnership will receive any acceptable bids and no reasonable estimate of the timing of any asset sales can be given at this time.
The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.

ITEM 1A	Risk Factors
There have been no material changes from the Partnership’s risk factors as disclosed in the 2010 Form 10-K.

ITEM 2	Changes in securities
     None

ITEM 3	Defaults upon senior securities
     None

ITEM 4	Submission of matters to a vote of security holders
     None

ITEM 5	Other information
     None

ITEM 6	Exhibits
(a)	Exhibit Index
31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 12, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 12, 2010 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 12, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 12, 2010 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	05-12-11

/s/ GARY S. JONES Gary S. Jones	President	05-12-11