Form 10-Q
period 2011-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2011-08-15
CIK 843368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2011
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
Yes ☐           No ☑

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1 Legal proceedings
ITEM 1A Risk Factors
ITEM 2 Changes in securities
ITEM 3 Defaults upon senior securities
ITEM 4 Submission of matters to a vote of security holders
ITEM 5 Other information
ITEM 6 Exhibits
SIGNATURES
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS — (UNAUDITED)
(Prepared by the Managing General Partner)

	June 30,	December 31,
	2011	2010
ASSETS

Cash	$415,798	$220,365
Accounts receivable, net of allowance of $4,000	91,034	87,904
Due from affiliates	39,227	47,783
Prepaid expenses	71,920	62,103
Property and equipment, net of accumulated depreciation of $10,335,026 and $10,061,563, respectively	2,673,390	2,741,686
Franchise agreements, net of accumulated amortization of $1,907,136	3,152,204	3,152,204
Loan fees, net of accumulated amortization of $98,331 and $96,317, respectively	7,049	9,063

Total assets	$6,450,622	$6,321,108

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$286,143	$287,288
Due to General Partner and affiliates	20,077	29,959
Deposits	10,675	10,250
Subscriber prepayments	174,405	163,680
Term loan	1,003,376	1,153,376

Total liabilities	1,494,676	1,644,553

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(31,477)	(34,271)

	(30,477)	(33,271)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,116,095)	(3,392,692)

	4,986,423	4,709,826

Total partners’ capital	4,955,946	4,676,555

Total liabilities and partners’ capital	$6,450,622	$6,321,108

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the six months ended June 30,
	2011	2010
Service revenues	$2,097,297	$2,013,167

Expenses:
Cable system operations / cost of revenue (including $24,164 and $20,297 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	216,147	208,197
General and administrative (including $232,781 and $223,008 to affiliates in 2011 and 2010, respectively)	544,131	524,780
Programming / cost of revenue (including $12,890 and $11,329 to affiliates in 2011 and 2010, respectively)	823,451	757,510
Depreciation / cost of revenue	278,436	252,150

	1,862,165	1,742,637

Income from operations	235,132	270,530

Other income (expense):
Interest expense and amortization of loan fees	(20,186)	(23,948)
Interest income and other, net	(1,127)	(4,571)
Escrow proceeds	65,572	—

	44,259	(28,519)

Net income	$279,391	$242,011

Allocation of net income:

General Partner (1%)	$2,794	$2,420

Limited Partners (99%)	$276,597	$239,591

Net income per limited partnership unit:
(19,087 units)	$14.49	$12.55

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the three months ended June 30,
	2011	2010
Service revenues	$1,048,938	$1,001,799

Expenses:
Cable system operations / cost of revenue (including $10,773 and $10,154 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	110,025	105,506
General and administrative (including $116,165 and $111,773 to affiliates in 2011 and 2010, respectively)	281,738	270,673
Programming / cost of revenue (including $6,599 and $5,901 to affiliates in 2011 and 2010, respectively)	410,154	377,099
Depreciation / cost of revenue	138,568	127,645

	940,485	880,923

Income from operations	108,453	120,876

Other income (expense):
Interest expense and amortization of loan fees	(9,772)	(12,467)
Interest income and other, net	(551)	(417)

	(10,323)	(12,884)

Net income	$98,130	$107,992

Allocation of net income:

General Partner (1%)	$981	$1,080

Limited Partners (99%)	$97,149	$106,912

Net income per limited partnership unit:
(19,087 units)	$5.09	$5.60

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS — (UNAUDITED)
(Prepared by the Managing General Partner)

	For the six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$279,391	$242,011
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	278,436	252,150
Amortization of loan fees	2,014	2,121
Escrow Proceeds	(65,572)	—
(Increase) decrease in operating assets:
Accounts receivable	(3,130)	(2,377)
Due from affiliates	8,556	(24,762)
Prepaid expenses	(9,817)	(21,153)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,662	(45,696)
Due to General Partner and affiliates	(9,882)	2,987
Subscriber prepayments and deposits	11,150	(12,933)

Net cash provided by operating activities	502,808	392,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(222,947)	(377,996)
Escrow proceeds	65,572	—

Net cash used in investing activities	(157,375)	(377,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(150,000)	(150,000)
Loan fees	—	(12,755)

Net cash used in financing activities	(150,000)	(162,755)

INCREASE (DECREASE) IN CASH	195,433	(148,403)

CASH, beginning of period	220,365	447,488

CASH, end of period	$415,798	$299,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$18,172	$21,824

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(1) Basis of Presentation
These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2011, its statements of operations for the three and six months ended June 30, 2011 and 2010, and its statements of cash flows for the six months ended June 30, 2011 and 2010. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2011 (6 months)	2,014
2012	4,028
2013 (3 Months)	1,007

$7,049

(3) Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of June 30, 2011, the balance of the term loan agreement was $1,003,376.
Annual maturities of the term loan after June 30, 2011 are as follows:

2011	150,000
2012	300,000
2013	553,376

$1,003,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of June 30, 2011, the Partnership was in compliance with the terms of its loan agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.
As of June 30, 2011, the balance under the credit facility was $1,003,376 at a LIBOR based interest rate of 3.19%. This interest rate expired July 29, 2011, at which time a new rate was established.
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
During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest were received late in the second quarter and final offers were received at the end of June. The Partnership is in the process of negotiating a definitive asset purchase agreement. No assurance can be given that the Partnership will reach such definitive agreement and no reasonable estimate of the timing of any asset sales can be given at this time. If a definitive agreement is reached, any asset sales would be subject to approval by a majority vote of the limited partners.
Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $595 and $427 for the three months ended June 30, 2011 and 2010, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.
(6) Fair Value of Assets
We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:
•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.
The following table summarizes the balances of assets measured at fair value on a recurring basis at June 30, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$415,798	$415,798	$—	$—

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$220,365	$220,365	$—	$—
The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying value of the variable rate term loan approximates fair value.

PART I (continued)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations — Six months ended June 30, 2011 and 2010
Total video basic subscribers decreased from 4,452 as of June 30, 2010 to 4,196 as of June 30, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $2,097,297 for the six months ended June 30, 2011, an increase of 4% from $2,013,167 for the six months ended June 30, 2010. Revenues for the six months ended June 30, 2011 were comprised of the following sources:
•	$1,442,007 (69%) from basic and expanded video services
•	$407,879 (19%) from high speed internet services
•	$59,842 (3%) from premium video services
•	$37,667 (2%) from telephony services
•	$25,718 (1%) from advertising
•	$44,038 (2%) from late fees
•	$80,146 (4%) from other sources
Average monthly revenue per subscriber increased $8.14 or approximately 11.1% from $73.31 for six months ended June 30, 2010 to $81.45 for the six months ended June 30, 2011. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming and depreciation expenses totaled $216,147 for the six months ended June 30, 2011, an increase of approximately 4% from the same period in 2010. The increase is primarily attributable to higher operating salaries, system utilities and vehicle operating expenses. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.
General and administrative expenses totaled $544,131 for the six months ended June 30, 2011, an increase of approximately 4% from $524,780 for the same period in 2010. This increase is primarily attributable to higher franchise fees, administrative services and management fees.
Programming expenses totaled $823,451 for the six months ended June 30, 2011, representing an increase of $65,941 or approximately 9% over the same period in 2010. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.
Depreciation expense totaled $278,436 for the six months ended June 30, 2011, an increase of approximately 10% over the same period in 2010. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees totaled $20,186 for the six months ended June 30, 2011, a decrease of approximately 2% over the same period in 2010. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.
Interest income and other, net totaled ($1,127) and $(4,571) for the six months ended June 30, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.

The Partnership received escrow proceeds and accrued interest of $65,572 as a result of the termination of the purchase and sale agreement with Green River (see footnote 4). The escrow proceeds were recorded as other income during the first quarter of 2011.
Results of Operations — Three months ended June 30, 2011 and 2010
Total video basic subscribers decreased from 4,452 as of June 30, 2010 to 4,196 as of June 30, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.
Revenue totaled $1,048,938 for the three months ended June 30, 2011, an increase of 5% from $1,001,799 for the three months ended June 30, 2010. Revenues for the three months ended June 30, 2011 were comprised of the following sources:
•	$717,959 (68%) from basic and expanded video services
•	$210,556 (20%) from high speed internet services
•	$29,040 (3%) from premium video services
•	$19,482 (2%) from telephony services
•	$12,484 (1%) from advertising
•	$23,285 (2%) from late fees
•	$36,132 (4%) from other sources
Average monthly revenue per subscriber increased $7.97 or approximately 10.8% from $73.88 for three months ended June 30, 2010 to $81.85 for the three months ended June 30, 2011. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.
Operating expenses, excluding general and administrative, programming and depreciation expenses totaled $110,025 for the three months ended June 30, 2011, an increase of approximately 4% from the same period in 2010. The increase is primarily attributable to higher system utilities and vehicle operating expenses.
General and administrative expenses totaled $281,738 for the three months ended June 30, 2011, an increase of approximately 4% from $270,673 for the same period in 2010. This increase is primarily attributable to higher franchise fees, administrative services and management fees.
Programming expenses totaled $410,154 for the three months ended June 30, 2011, representing an increase of $33,055 or approximately 9% over the same period in 2010. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.
Depreciation expense totaled $138,568 for the three months ended June 30, 2011, an increase of approximately 9% over the same period in 2010. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.
Interest expense and amortization of loan fees totaled $9,772 for the three months ended June 30, 2011, a decrease of approximately 2% over the same period in 2010. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.
Interest income and other, net totaled ($551) and $(417) for the three months ended June 30, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.
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
Net cash provided by operating activities totaled $502,808 for the six months ended June 30, 2011. Adjustments to the $279,391 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $278,436 and changes in other operating assets and liabilities of $8,539, offset by escrow proceeds of $65,572.
Net cash used in investing activities totaled $157,375 for the six months ended June 30, 2011 and consisted of purchases of property and equipment of $222,947, offset by escrow proceeds of $65,572.
Net cash used in financing activities for the six months ended June 30, 2011 consisted of $150,000 in principal payments on long-term debt.
Term Loan
On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of June 30, 2011, the balance of the term loan agreement was $1,003,376.
Annual maturities of the term loan after June 30, 2011 are as follows:

2011	150,000
2012	300,000
2013	553,376

$1,003,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.
As of the date of this filing, the balance under the credit facility is $1,003,376 at a LIBOR based interest rate of 3.19%. This interest rate expires July 29, 2011, at which time a new rate will be established.
Obligations and Commitments
In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2011:

		Payments Due By Period
		Less than 1	1 — 3	3 — 5	More than 5
	Total	year	Years	years	years

Notes payable	1,003,376	300,000	703,376	—	—

Minimum operating lease payments	39,960	6,680	12,760	2,440	18,080

Total	$1,043,336	$306,680	$716,136	$2,440	$18,080

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $107,734 in 2010.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $43,062 in 2010.
Capital Expenditures
During the first six months of 2011, the Partnership paid approximately $223,000 for capital expenditures. These expenditures include continued upgrades to the Aliceville, AL and Swainsboro, GA systems expanding the high speed data capability.
Management has estimated that the Partnership will spend approximately $350,000 on capital expenditures during the remainder of 2011. Planned expenditures include the continuation of plant upgrades in both systems to expand the high speed data capability, and customer premise equipment to provide services. The signing of a definitive asset purchase agreement and timing of any eventual asset sale may affect the estimated levels of capital expenditures during the remainder of 2011.
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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $10,000.
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
During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest, were received late in the second quarter and final offers were received at the end of June. The Partnership is in the process of negotiating a definitive asset purchase agreement. No assurance can be given that the Partnership will reach such definitive agreement and no reasonable estimate of the timing of any asset sales can be given at this time. If a definitive agreement is reached, any asset sales would be subject to approval by a majority vote of the limited partners.
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
     None
ITEM 3 Defaults upon senior securities
     None
ITEM 4 Submission of matters to a vote of security holders
     None
ITEM 5 Other information
     None
ITEM 6 Exhibits
(a)	Exhibit Index
31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 12, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 12, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 12, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 12, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
BY: Northland Communications Corporation,
General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	08-12-11

/s/ GARY S. JONES Gary S. Jones	President	08-12-11