Form 10-Q
period 2011-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2011-11-14
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

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
ITEM 6 Exhibits
SIGNATURES
EX-10.53
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 – FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS – (UNAUDITED)

(Prepared by the Managing General Partner)

	September 30, 2011	December 31, 2010
ASSETS

Cash	$285,367	$220,365
Accounts receivable, net of allowance of $4,000	86,466	87,904
Insurance reimbursement receivable from fund managed by related party	23,229	—
Due from affiliates	47,106	47,783
Prepaid expenses	105,926	62,103
Property and equipment, net of accumulated depreciation of $10,460,791 and $10,061,563, respectively	2,707,072	2,741,686
Franchise agreements, net of accumulated amortization of $1,907,136	2,292,204	3,152,204
Loan fees, net of accumulated amortization of $99,338 and $96,317, respectively	6,042	9,063

Total assets	$5,553,412	$6,321,108

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$284,633	$287,288
Due to General Partner and affiliates	27,484	29,959
Deposits	10,675	10,250
Subscriber prepayments	161,363	163,680
Term loan	928,376	1,153,376

Total liabilities	1,412,531	1,644,553

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(39,628)	(34,271)

	(38,628)	(33,271)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,923,009)	(3,392,692)

	4,179,509	4,709,826

Total partners’ capital	4,140,881	4,676,555

Total liabilities and partners’ capital	$5,553,412	$6,321,108

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS – (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2011	2010
Service revenues	$3,115,909	$3,005,177
Expenses:
Cable system operations / cost of revenue (including $37,310 and $35,052 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	348,973	319,281
General and administrative (including $351,743 and $331,396 to affiliates in 2011 and 2010, respectively)	838,101	796,605
Programming / cost of revenue (including $19,523 and $17,101 to affiliates in 2011 and 2010, respectively)	1,222,456	1,130,680
Depreciation / cost of revenue	417,150	385,403
Loss on impairment of franchise agreements	860,000	—
Loss on disposal of assets	—	300

	3,686,680	2,632,269

(Loss) income from operations	(570,771)	372,908
Other income (expense):
Interest expense and amortization of loan fees	(29,392)	(35,969)
Other (expenses) net of interest income	(1,083)	(5,221)
Escrow proceeds	65,572

	35,097	(41,190)

Net (loss) income	$(535,674)	$331,718

Allocation of net (loss) income:
General Partner (1%)	$(5,357)	$3,317

Limited Partners (99%)	$(530,317)	$328,401

Net (loss) income per limited partnership unit:
(19,087 units)	$(27.78)	$17.21

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS – (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended September 30,
	2011	2010
Service revenues	$1,018,612	$992,010
Expenses:
Cable system operations / cost of revenue (including $13,146 and $14,755 to affiliates in 2011 and 2010, respectively), excluding depreciation shown below	132,826	111,084
General and administrative (including $118,962 and $108,388 to affiliates in 2011 and 2010, respectively)	293,970	271,825
Programming / cost of revenue (including $6,634 and $5,772 to affiliates in 2011 and 2010, respectively)	399,007	373,170
Depreciation / cost of revenue	138,713	133,254
Loss on impairment of franchise agreements	860,000	—
Loss on disposal of assets	—	300

	1,824,516	889,633

(Loss) income from operations	(805,904)	102,377
Other income (expense):
Interest expense and amortization of loan fees	(9,206)	(12,021)
Other (expenses) net of interest income	44	(649)

	(9,162)	(12,670)

Net (loss) income	$(815,066)	$89,707

Allocation of net (loss) income:
General Partner (1%)	$(8,151)	$897

Limited Partners (99%)	$(806,915)	$88,810

Net (loss) income per limited partnership unit:
(19,087 units)	$(42.28)	$4.65

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(535,674)	$331,718
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	417,150	385,403
Amortization of loan fees	3,021	3,128
Escrow proceeds	(65,572)	—
Loss on impairment of franchise agreements	860,000	—
Loss on sale of assets	—	300
(Increase) decrease in operating assets:
Accounts receivable	1,438	(6,442)
Due from affiliates	677	(16,508)
Insurance receivable from fund managed by related party	(23,229)	—
Prepaid expenses	(43,823)	(43,750)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	10,152	(50,773)
Due to General Partner and affiliates	(2,475)	1,544
Subscriber prepayments and deposits	(1,892)	(24,578)

Net cash provided by operating activities	619,773	580,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(395,343)	(623,358)
Proceeds from sale of assets	—	2,500
Escrow proceeds	65,572	—

Net cash used in investing activities	(329,771)	(620,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(225,000)	(225,000)
Loan fees	—	(12,755)

Net cash used in financing activities	(225,000)	(237,755)

INCREASE (DECREASE) IN CASH	65,002	(278,571)
CASH, beginning of period	220,365	447,488

CASH, end of period	$285,367	$168,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26,371	$32,841

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2011, its statements of operations for the three and nine months ended September 30, 2011 and 2010, and its statements of cash flows for the nine months ended September 30, 2011 and 2010. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The Partnership received an offer to purchase its cable systems constituting a triggering event under ASC 350. The Partnership tested and determined that the carrying value of the franchise agreements associated with its systems exceeded such assets fair value as of September 30, 2011. This is primarily the result of the offer price to purchase the Partnerships cable systems being lower than its net book value. As a result, the Partnership recognized an estimated impairment loss of $860,000 as of September 30, 2011. The impairment represents management’s best estimate based on its analysis of information available at September 30, 2011. Management will continue to assess this estimate and complete the measurement of the franchise’s fair value in the fourth quarter of 2011.

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2011 (3 months)	1,007
2012	4,028
2013 (3 Months)	1,007

$6,042

(3) Term Loan

On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of September 30, 2011, the balance of the term loan agreement was $928,376.

Annual maturities of the term loan after September 30, 2011 are as follows:

2011	75,000
2012	300,000
2013	553,376

$928,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.

The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2011, the Partnership was in compliance with the terms of its loan agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.

As of September 30, 2011, the balance under the credit facility was $928,376 at a LIBOR based interest rate of 3.24%. This interest rate expired October 31, 2011, at which time a new rate of 3.25% was established.

(4) Litigation

The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.

(5) Escrow Proceeds and Potential Sale of Systems

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

During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest, were received late in the second quarter and final offers were received at the end of June. On October 21, 2011, the Partnership signed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems to Northland Cable Television, Inc., an affiliate of Northland Communications Corporation, the general partner of the Partnership. The transaction is expected to close in April 2012, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners. (See Item 7 below).

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $737 for the three months ended September 30, 2010, and have been expensed as incurred within interest income and other in the accompanying statements of operations.

(6) Fair Value of Assets

We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 — significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets measured at fair value on a recurring basis at September 30, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$285,367	$285,376	$—	$—
Franchise agreements, net of accumulated amortization	$2,292,204		$2,292,204

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$220,365	$220,365	$—	$—

The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying value of the variable rate term loan approximates fair value.

(7) Subsequent Event

On October 21, 2011, Northland Cable Properties Eight Limited Partnership (the “Partnership”) executed a purchase and sale agreement (the “Agreement”) to sell all of the operating assets and franchise rights of its remaining cable systems serving the communities in and around Aliceville, Alabama and Swainsboro, Georgia to Northland Cable Television, Inc. (“Purchaser”), an affiliate of Northland Communications Corporation, the general partner of the Partnership. The transaction is expected to close in April 2012, and is subject to customary closing conditions which include a fairness opinion and the approval of a majority in interest of the Partnership’s limited partners.

The terms of the Agreement include a base purchase price of $5,000,000 (the “Purchase Price”), subject to adjustments and prorations of revenues, expenses and liabilities at closing, and require that $400,000 of the gross proceeds be placed in escrow to secure compliance with representations and warranties, to be released to the Partnership twelve months from the closing of the transaction. Net proceeds to be received upon closing will be used to pay amounts outstanding under the Partnership’s Term Loan Agreement (with a balance of $928,376 as of September 30, 2011) and to make liquidating distributions to the limited partners. Limited partners will receive a final distribution approximately twelve months from the closing date when the escrow proceeds are released.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 2011 and 2010

Total video basic subscribers decreased from 4,377 as of September 30, 2010 to 4,095 as of September 30, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $3,115,909 for the nine months ended September 30, 2011, an increase of 4% from $3,005,177 for the nine months ended September 30, 2010. Revenues for the nine months ended September 30, 2011 were comprised of the following sources:

•	$2,124,362 (68%) from basic and expanded video services

•	$619,069 (20%) from high speed internet services

•	$87,510 (3%) from premium video services

•	$59,167 (2%) from telephony services

•	$39,695 (1%) from advertising

•	$67,007 (2%) from late fees

•	$119,099 (4%) from other sources

Average monthly revenue per subscriber increased $7.78 or approximately 10.5% from $74.02 for nine months ended September 30, 2010 to $81.80 for the nine months ended September 30, 2011. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expenses loss on impairment of franchise agreements and loss on disposal of assets totaled $348,973 for the nine months ended September 30, 2011, an increase of approximately 9% from the same period in 2010. The increase is primarily attributable to deductibles and coinsurance costs related to certain insurance claims that were made as a result tornado damage to system assets. Tornado damages totaled $40,785 which insurance reimbursed $23,229, resulting in a total of $17,556 recorded as an operating loss through cable system operations expenses. In addition, higher operating salaries, system utilities and vehicle operating expenses contributed to the increase in operating expenses. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.

General and administrative expenses totaled $838,101 for the nine months ended September 30, 2011, an increase of approximately 5% from $796,605 for the same period in 2010. This increase is primarily attributable to higher franchise fees, administrative services, net bad debt, copying and printing, and management fees.

Programming expenses totaled $1,222,456 for the nine months ended September 30, 2011, representing an increase of $91,766 or approximately 8% over the same period in 2010. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $417,150 for the nine months ended September 30, 2011, an increase of approximately 8% over the same period in 2010. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Loss on impairment of franchise agreements totaled $860,000 for the nine months ended September 30, 2011, and resulted from the write down of the carrying value of the Partnerships franchise agreements to their fair value.

Interest expense and amortization of loan fees totaled $29,392 for the nine months ended September 30, 2011, a decrease of approximately 18% over the same period in 2010. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.

Interest income and other, net totaled $(1,083) and $(5,221) for the nine months ended September 30, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.

The Partnership received escrow proceeds and accrued interest of $65,572 as a result of the termination of the purchase and sale agreement with Green River (see footnote 4). The escrow proceeds were recorded as other income during the first quarter of 2011.

Results of Operations - Three months ended September 30, 2011 and 2010

Total video basic subscribers decreased from 4,377 as of September 30, 2010 to 4,095 as of September 30, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,018,612 for the three months ended September 30, 2011, an increase of 2.7% from $992,010 for the three months ended September 30, 2010. Revenues for the three months ended September 30, 2011 were comprised of the following sources:

•	$682,355 (67%) from basic and expanded video services

•	$211,190 (21%) from high speed internet services

•	$27,668 (3%) from premium video services

•	$21,500 (2%) from telephony services

•	$13,977 (1%) from advertising

•	$22,969 (2%) from late fees

•	$38,953 (4%) from other sources

Average monthly revenue per subscriber increased $7.03 or approximately 9.3% from $75.48 for three months ended September 30, 2010 to $82.51 for the three months ended September 30, 2011. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2011, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expenses loss on impairment of franchise agreements and loss on disposal of assets totaled $132,826 for the three months ended September 30, 2011, an increase of approximately 20% from the same period in 2010. The increase is primarily attributable to deductibles and coinsurance costs related to certain insurance claims that were made as a result tornado damage to system assets. Tornado damages totaled $40,785 which insurance reimbursed $23,229, resulting in a total of $17,556 recorded as an operating loss through cable system operations expenses. In addition, higher system utility expense and regional management expenses contributed to the increase in operating expenses.

General and administrative expenses totaled $293,970 for the three months ended September 30, 2011, an increase of approximately 8% from $271,825 for the same period in 2010. This increase is primarily attributable to higher administrative services and marketing expenses.

Programming expenses totaled $399,077 for the three months ended September 30, 2011, representing an increase of $25,837 or approximately 7% over the same period in 2010. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $138,713 for the three months ended September 30, 2011, an increase of approximately 4% over the same period in 2010. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Loss on impairment of franchise agreements totaled $860,000 for the three months ended September 30, 2011, and resulted from the write down of the carrying value of the Partnerships franchise agreements to their fair value.

Interest expense and amortization of loan fees totaled $9,206 for the three months ended September 30, 2011, a decrease of approximately 23% over the same period in 2010. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.

Interest income and other, net totaled ($44) and $(649) for the three months ended September 30, 2011 and 2010, respectively, and consists primarily of costs incurred in connection with the proposed sale of the Partnership assets.

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

Net cash provided by operating activities totaled $619,773 for the nine months ended September 30, 2011. Adjustments to the $535,674 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of loss on impairment of franchise agreement of $860,000 and depreciation of $417,150 offset by changes in other operating assets and liabilities of $59,152 and escrow proceeds of $65,572.

Net cash used in investing activities totaled $329,771 for the nine months ended September 30, 2011 and consisted of purchases of property and equipment of $395,343, offset by escrow proceeds of $65,572.

Net cash used in financing activities for the nine months ended September 30, 2011 consisted of $225,000 in principal payments on long-term debt.

Term Loan

On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of September 30, 2011, the balance of the term loan agreement was $928,376.

Annual maturities of the term loan after September 30, 2011 are as follows:

2011	75,000
2012	300,000
2013	553,376

$928,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.

As of the date of this filing, the balance under the credit facility is $928,376 at a LIBOR based interest rate of 3.24%. This interest rate expires October 31, 2011, at which time a new rate will be established.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2011:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years
Notes payable	928,376	300,000	628,376	—	—
Minimum operating lease payments	34,640	6,280	8,200	2,320	17,840

Total	$963,016	$306,280	$636,576	$2,320	$17,840

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.
(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $107,734 in 2010.
(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $43,062 in 2010.

Capital Expenditures

During the first nine months of 2011, the Partnership paid approximately $395,000 for capital expenditures. These expenditures include continued upgrades to the Aliceville, AL and Swainsboro, GA systems expanding the high speed data capability.

Management has estimated that the Partnership will spend approximately $197,000 on capital expenditures during the remainder of 2011. Planned expenditures include the continuation of plant upgrades in both systems to expand the high speed data capability, and customer premise equipment to provide services. The signing of the definitive asset purchase agreement and timing of any eventual asset sale may affect the estimated levels of capital expenditures during the remainder of 2011.

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

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $9,300.

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

PART II - OTHER INFORMATION

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

During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights to its cable systems from potential interested parties. Initial expressions of interest, were received late in the second quarter and final offers were received at the end of June. On October 21, 2011, the Partnership signed a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems to Northland Cable Television, Inc., an affiliate of Northland Communications Corporation, the general partner of the Partnership. The transaction is expected to close in April 2012, and is subject to customary closing conditions and the approval of a majority in interest of the Partnership’s limited partners (See Footnote 7)

The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.

ITEM 1A	Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2010 Form 10-K.

ITEM 2	Changes in securities

None

ITEM 3	Defaults upon senior securities

None

ITEM 4	Submission of matters to a vote of security holders

None

ITEM 5	Other information

None

ITEM 6	Exhibits

(a)	Exhibit Index

10.53	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Northland Cable Television, Inc. dated October 21, 2011.

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2011 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2011 pursuant to section 906 of the Sarbanes-Oxley Act

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK	Executive Vice President, Treasurer and	11-14-11
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	11-14-11
Gary S. Jones