Form 10-K
period 2011-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2012-03-05
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $1,756,004 ($92 per unit) based on the average secondary market trading information for the year ended December 31, 2011.

At December 31, 2011, there were 19,087 Limited Partnership Units outstanding.

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

PART I

ITEM 1. BUSINESS

Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and 852 limited partners holding 19,087 partnership units as of December 31, 2011. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”). Northland manages the operations of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2013. The Amendment to extend the term of the Partnership from December 31, 2011, to December 31, 2013, was approved at a special meeting of the limited partners on November 19, 2009.

Northland was formed in March 1981 and is principally involved in the ownership and management of cable television systems. Northland currently manages the operations and is the general partner for cable television systems owned by two limited partnerships. Northland is also the parent company of NCPI Holdco, Inc. which is a 19% shareholder of Northland Cable Television, Inc. (“NCTV”), which was formed in October 1985 and principally involved in the direct ownership of cable television systems and is the parent company of Northland Cable Properties, Inc. (“NCPI”). NCPI is the majority member and manager of Northland Cable Ventures, LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries, direct and indirect, of NTC include:

NORTHLAND NETWORKS, INC. – formed in 2010 and is an 81% shareholder of Northland Cable Television, Inc.

NORTHLAND CABLE SERVICES CORPORATION (“NCSC”)—formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. NCSC also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. NCSC is the sole shareholder of Cable Ad-Concepts, Inc.

CABLE AD-CONCEPTS, INC.—formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2011, the total number of basic subscribers served by the Systems was 4,022, and the Partnership’s penetration rate (basic subscribers as a percentage of homes passed) was approximately 31%.

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

The following is a description of the areas served by the Systems as of December 31, 2011. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, internet and telephone).

Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2011 is as follows:

Basic Subscribers	2,046
Expanded Basic Subscribers	1,463
Premium Subscribers	174
Digital Subscribers	96
Internet Subscribers	713
Telephone Subscribers	84
Estimated Homes Passed	7,549

Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2011 is as follows:

Basic Subscribers	1,976
Expanded Basic Subscribers	1,586
Premium Subscribers	367
Digital Subscribers	233
Internet Subscribers	676
Telephone Subscribers	182
Estimated Homes Passed	5,473

The Partnership had 9 employees as of December 31, 2011. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

Net Neutrality: In October 2009, the FCC published a detailed Notice of Proposed Rule Making (the “Notice”) and a draft of proposed regulation that, if adopted, would convert the existing non-binding FCC “principles” of Internet openness into enforceable regulations. On December 21, 2010, the FCC adopted net neutrality rules, which largely implement existing Internet traffic and management practices reflected in the FCC “principles” and impose new-non-discrimination and transparency rules. The FCC rules codify three basic principles for providers of broadband Internet access. The three principles (1) require transparent disclosure to consumers terms, performance, and network management practices; (2) prohibits blocking of lawful content, applications, or services, or the use of non-harmful devices; (3) bars unreasonable discrimination against the transmission of lawful traffic over broadband internet access service. These rules are directed to providers of last mile Internet access to all or substantially all Internet endpoints, not to peering or backbone arrangements. These principles apply not only for residential use but for services to small businesses, schools and libraries. Excluded from the set of regulated broadband access providers are coffee shops, bookstores, and airlines. Wireless broadband service is held to a lower bar which may give them a competitive advantage over the Partnerships

Federal Broadband Funding: The American Recovery and Reinvestment Act of 2009 (“Recovery Act”) provided $7.2 billion in the form of grants and loans to program applicants to, among other things, build broadband infrastructure. All funds were awarded by September 30, 2010. Although all funds have been awarded, construction of facilities and other uses of the funds is in various stages of implementation. To Management’s knowledge, no funds that were awarded for the construction of new facilities or upgrades to existing facilities is authorized to be used to overbuild areas served by the Partnership’s existing cable facilities. To the extent funding is to be used for middle mile networks, Public Computer Centers, and Sustainable Broadband Adoption, or other authorized uses, any effects of the use of funding is unknown at this time and may be difficult if not impossible to attribute to Recovery Act funds.

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

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an ala carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.

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

The Partnership’s cable television systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 13,022 homes as of December 31, 2011. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

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

On September 25, 2009, a definitive proxy statement on Schedule 14A and an accompanying proxy card were mailed to limited partners of record as of September 2, 2009, in connection with a special meeting that was called for the purpose of considering a proposal to amend the Partnership Agreement, to extend the term of the Partnership from December 31, 2011, to December 31, 2013. The Amendment was approved at that special meeting of limited partners on November 19, 2009. On November 24, 2009, the Partnership filed with the Secretary of State of the State of Washington an amendment to its Amended and Restated Agreement of Limited Partnership to extend the term of the Partnership from December 31, 2011, to December 31, 2013.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) There is no established public trading market for the Partnership’s units of limited partnership interest.

(b) The approximate number of equity holders as of December 31, 2011, is as follows:

Limited Partners:	852
General Partners:	1

(c) During 2011, 2010 and 2009 the Partnership made no cash distributions to the limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	0,000,00000	0,000,00000	0,000,00000	0,000,00000	0,000,00000
	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS:
Revenue	$4,127,680	$3,981,705	$3,892,940	$3,750,067	$3,710,163
Operating (loss) income	$(529,578)	461,508	524,213	459,359	488,874

Net (loss) income	$(501,530)	$408,302	$457,225	$253,136	$43,483
Net (loss) income per limited partnership unit	$(26)	$21	$24	$13	$2

	December 31,
	2011	2010	2009	2008	2007
BALANCE SHEET DATA:
Total assets	5,586,629	6,321,108	6,267,967	6,145,496	6,251,238
Term loan	928,376	1,153,376	1,453,376	1,778,945	2,012,872
Total liabilities	1,411,604	1,644,553	1,999,714	2,334,468	2,693,346
General partner’s deficit	(38,286)	(33,271)	(37,354)	(41,926)	(44,457)
Limited partners’ capital	4,213,311	4,709,826	4,305,607	3,852,954	3,602,349

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Revenue	$1,011,771	$1,018,612	$1,048,938	$1,048,359	$976,528	$992,010	$1,001,799	$1,011,368
Operating income	95,634	$(805,904)	108,453	126,679	88,301	102,677	120,876	149,654
Income from operations	34,144	$(815,066)	98,130	181,262	76,584	89,707	107,992	134,019

Net income from operations per limited partnership unit	$2	$(43)	$5	$9	$4	$5	$6	$7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2011 and 2010

Total basic subscribers decreased from 4,270 as of December 31, 2010, to 4,022 as of December 31, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data and phone products.

Revenue totaled $4,127,680 for the year ended December 31, 2011, increasing 4% from $3,981,705 for the year ended December 31, 2010. Revenues for the year ended December 31, 2011 were comprised of the following sources:

•	$2,783,361 (67%) from basic and expanded basic video services

•	$114,168 (3%) from premium video services

•	$838,632 (20%) from high speed Internet services

•	$87,513 (2%) from telephone services

•	$57,132 (2%) from advertising

•	$89,696 (2%) from late fees

•	$157,178 (4%) from other sources

Average monthly revenue per subscriber increased $7.77, or approximately 10%, from $74.41 for the year ended December 31, 2010, to $82.18 for the year ended December 31, 2011. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2011 and increased penetration of new products, specifically, high-speed Internet services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

	2011	2010	2009	2008	2007
Basic Rate	50.55	48.75	44.25	42.25	39.50
Expanded Basic Rate	4.00	4.00	4.00	4.00	4.75
HBO Rate	15.75	14.75	14.00	13.25	12.50
Cinemax Rate	12.75	12.25	11.50	10.75	10.00
Showtime Rate	15.25	14.75	14.00	13.75	13.00
Encore Rate	4.75	4.75	4.75	3.75	3.75
Starz	8.25	7.75	7.00	6.25	5.50
Digital Rate (Incremental)	6.75	6.75	6.50	6.50	6.50
Internet Rate	42.65	40.75	40.25	40.25	39.00
Phone Rate	35.00	35.00	33.00

Operating expenses, excluding general and administrative, programming and depreciation expenses, loss on impairment of franchise agreements totaled $461,207 for the year ended December 31, 2011, representing an increase of 7% from $432,012 for the year ended December 31, 2010. The increase is primarily attributable to deductibles and coinsurance costs related to certain insurance claims that were made as a result tornado damage to system assets. Tornado damages totaled $35,352, net of insurance proceeds of $19,218 resulting in a total of $16,135 was recorded as an operating loss through cable system operations expenses. In addition, increases in system utilities, vehicle operating and regional management expenses contributed to the increase in operating expenses.

General and administrative expenses totaled $1,138,385 for the year ended December 31, 2011, representing an increase of approximately 7% from $1,062,922 for the year ended December 31, 2010. This increase is primarily attributable to increases in copying and printing, legal services, admin services, and revenue based expenses such as franchise and management fees.

Programming expenses totaled $1,591,055 for the year ended December 31, 2011, an increase of 6% from $1,501,121 for the year ended December 31, 2010. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of Internet and telephone services, offset by decreased video subscribers from 4,270 as of December 31, 2010 to 4,022 as of December 31, 2011. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $552,171 for the year ended December 31, 2011, an increase of 5% from $523,842 for the year ended December 31, 2010. This increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Loss on impairment of franchise agreements totaled $860,000 for the year ended December 31, 2011, and resulted from the write down of the carrying value of the Partnership’s franchise agreements to managements estimates of their fair value.

System sales transaction costs totaled $54,440 for the year ended December 31, 2011, and consist primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.

Interest expense and amortization of loan fees decreased approximately 24% from $47,197 in 2010 to $38,106 in 2011. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.

The Partnership received escrow proceeds and accrued interest of $65,572 as a result of the termination of the purchase and sale agreement with Green River. The escrow proceeds were recorded as other income during the first quarter of 2011.

In 2011, the Partnership generated a loss of $501,530 compared to an income of $408,302 in 2010. The operating loss is mainly attributable to the $860,000 impairment write down of the Partnership’s franchise agreements. The Partnership generated positive income in each of the two prior years, and management anticipates that this trend will return.

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

The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

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

LIQUIDITY AND CAPITAL RESOURCES

During 2011, the Partnership’s liquidity was primarily generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, Internet and telephone services. During 2011, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2012 obligations.

2011

Net cash provided by operating activities totaled $792,752 for the year ended December 31, 2011. Adjustments to the $501,530 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of loss on impairment of franchise agreement of $860,000 and $552,171 of depreciation, offset by changes in other operating assets and liabilities of $56,345 and escrow proceeds of $65,572.

Net cash used in investing activities consisted of $485,901 in capital expenditures for the year ended December 31, 2011, offset by escrow proceeds of $65,572.

Net cash used in financing activities totaled $225,000 for the year ended December 31, 2011, and consisted of principal payments on long-term debt.

Term Loan

On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly until maturity on March 31, 2013, at which time a balloon payment of $553,376 is due. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of December 31, 2011 and 2010, the balance of the term loan agreement was $928,376 and $1,153,376, respectively.

As of the date of this filing, the balance under the credit facility is $853,376 at a LIBOR based interest rate of 3.26%. This interest rate expires at the end of February 2012, at which time a new rate will be established.

Annual maturities of the term loan after December 31, 2011 are as follows:

2012	375,000
2013	553,376

$928,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow to Debt Service Ratio of no less than 1.25 to 1, among other restrictions.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2011 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Term loan	$928,376	$375,000	553,376	—	—
Minimum operating lease payments	34,220	6,280	8,020	2,320	17,600

Total	$962,596	$381,280	$561,396	$2,320	$17,600

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2012.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $111,070 in 2011.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense. See Term Loan section above for discussion of the Partnership’s amended loan agreement. If the interest rate on the

Partnership’s term loan of 3.26% as of December 31, 2011 did not change until December 31, 2012, the Partnership’s 2012 interest expense would be $24,542.

Capital Expenditures

During 2011, the Partnership paid $485,901 for capital expenditures. These expenditures include plant upgrades, line extensions, and fiber additions to certain areas of Aliceville, AL, and Swainsboro, GA, and the purchase of customer premise equipment (Tivo, Roku, modems, and DVRs) to provide services.

Management has estimated that the Partnership will spend approximately $570,000 on capital expenditures during 2012. Planned expenditures include quality assurance work to maintain reliable video signals and broadband speeds in both systems, potential line extension opportunities, vehicle replacements and customer premise equipment to provide services.

POTENTIAL SALE OF SYSTEMS

On October 20, 2011, the Partnership executed a purchase and sale agreement (the “NCTI Purchase Agreement”) to sell all of the operating assets and franchise rights of its remaining cable systems serving the communities in and around Aliceville, Alabama and Swainsboro, Georgia to Northland Cable Television, Inc. (“NCTI”), an affiliate of Northland Communications Corporation, the general partner of the Partnership. On December 13, 2011, NCTI exercised its right to terminate the NCTI Purchase Agreement between the Partnership and NCTI. NCTI pursued financing for the proposed transaction, but due to the current state of the credit markets, any available financing proved to be prohibitively expensive and prevented NCTI from going forward with the proposed transaction.

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

Fees for legal and accounting activities in connection with the potential sale of the Partnership’s systems amounted to $54,440 for 2011, and have been expensed as incurred within system sales transaction costs in the accompanying statement of operations.

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

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the General Partner were $206,384, $199,085, and $194,647 for 2011, 2010, and 2009, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $252,463, $222,033, and $231,212 for 2011, 2010, and 2009, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include $34,830, $44,290, and $41,225, net of payments received, under the terms of these agreements during 2011, 2011, and 2009, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2011, 2010, and 2009, the Partnership’s operations include $84,534, $92,091, $94,910, respectively, for these services. Of this amount, $30,216, $43,633, and $55,906 were capitalized in 2011, 2010, and 2009, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $52,423, $55,048, and $56,062, in payments received under the terms of this agreement during 2011, 2010, and 2009, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $9,300.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Partnership for the years ended December 31, 2011, 2010 and 2009 are included as a part of this filing (see Item 15 (a) below).

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2011, the Partnership’s internal control over financial reporting was effective.

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

JOHN S. WHETZELL (AGE 70). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable television industry for over 38 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable television industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 75). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Iverson has a Juris Doctor degree from the University of Washington. He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009. Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.

RICHARD I. CLARK (AGE 54). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable television industry for nearly 32 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable television companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 54). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 66). Mr. Dyste serves as Chief Operating Office of Northland Telecommunications Corporation and each of its subsidiaries. He joined Northland in August 1986. Mr. Dyste is responsible for the operations all Northland cable systems with regard to customer service, financial, and technical performance as well as execution of the system marketing and sales plans. He is a past president of the Mt. Rainier chapter and a current member of the Society of Cable Telecommunications Engineers, Inc. Mr. Dyste joined Northland in 1986 as an engineer and served as Operations Consultant to Northland Communications Corporation from August 1986 until April 1987. Until May of 2011 Mr. Dyste served as Senior Vice President – Technical Services with additional responsibilities for operations in Texas and the West Coast. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute.

H. LEE JOHNSON (AGE 68). Mr. Johnson has served as Divisional Vice President for Northland since March 1994. He is responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable television industry for over 43 years and is a current member of the Society of Cable Television Engineers. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, The Society of Cable Television Engineers and CATA.

R. GREGORY FERRER (AGE 56). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 47). Mr. Cryan is Vice President—Budgets and Planning and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

RICK J. MCELWEE (AGE 50). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

PAUL MILAN (AGE 50). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.

STEVEN M. TANABE (AGE 39). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President – Operations. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.

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

The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2011 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2011 (see Items 15 (a) and 13 (a) below).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2011 is as follows:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
General Partner’s Interest	Northland Communications Corporation	(See Note A)	(See Note A)

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

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged to operations by the General Partner $206,384, $199,085, and $194,647 for 2011, 2010, and 2009, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $252,463, $222,033, and $231,212 for 2011, 2010, and 2009, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include $34,830, $44,290, and $41,225, net of payments received, under the terms of these agreements during 2011, 2011, and 2009, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2011, 2010, and 2009, the Partnership’s operations include $84,534, $92,091, $94,910, respectively, for these services. Of this amount, $30,216, $43,633, and $55,906 were capitalized in 2011, 2010, and 2009, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $52,423, $55,048, and $56,062, in payments received under the terms of this agreement during 2011, 2010, and 2009, respectively.

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

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2011 and 2010 have been allocated by management and are set forth below.

	Year Ended December 31,
	2011	2010
Audit fees	$120,815	$128,030

Total	$120,815	$128,030

Audit fees for the fiscal years ended December 31, 2011 and 2010, were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s of the General Partner’s Parent pre-approves all audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K:

Form 8-K filed on October 21, 2011, disclosing the entry of a purchase and sale agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities in and around Aliceville, Alabama and Swainsboro, Georgia to Northland Cable Television, Inc. (“Purchaser”), an affiliate of Northland Communications Corporation, the general partner of the Partnership.

Form 8-K filed on December 13, 2011, disclosing the termination of the asset purchase agreement dated as of October 20, 2011, between NCP-Eight and NCTI (the “Asset Purchase Agreement”). The Asset Purchase Agreement contemplated the proposed sale by NCP-Eight of substantially all of its assets to NCTI. NCTI pursued financing for the proposed transaction, but due to the current state of the credit markets, any available financing proved to be prohibitively expensive and prevented NCTI from going forward with the proposed transaction. On December 13, 2011, NCP-Eight dispatched a letter to NCP-Eight’s limited partners regarding the termination of the Asset Purchase Agreement.

(c) EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

(c) EXHIBIT:

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL - Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL - Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL - Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL - Assignment and Assumption Agreement dated August 8, 1994 (7)

(c) EXHIBIT:

10.38	Franchise Agreement with City of Marion, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.39	Franchise Agreement with Town of Millport, AL - Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL - Assignment and Assumption Agreement dated August 2, 1994 (7)

10.42	Franchise Agreement with City of Reform, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006 (19)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 2, 2012 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 2, 2012 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 2, 2012 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 2, 2012 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (20)

101*	The following materials from Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Years Ended December 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(16)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(17)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(18)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

(19)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2006.

(20)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)

Date: 3-2-12	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	3-2-12

/S/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	3-2-12

/S/ RICHARD I. CLARK Richard I. Clark	Director of Northland Communications Corporation	3-2-12

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2011 and 2010, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Seattle, Washington

March 2, 2012

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets
Cash	$367,788	220,365
Accounts receivable (net of allowance of $4,000)	113,519	87,904
Due from affiliates	53,343	47,783
Prepaid expenses	52,960	62,103

Investment in cable television properties:
Property and equipment	13,294,657	12,803,249
Less accumulated depreciation	(10,592,877)	(10,061,563)

	2,701,780	2,741,686

Franchise agreements (net of accumulated amortization of $1,907,136 in 2011 and 2010 (Note 3(c))	2,292,204	3,152,204

Total investment in cable television properties	4,993,984	5,893,890

Loan fees (net of accumulated amortization of $100,345 and $96,317 in 2011 and 2010)	5,035	9,063

Total assets	$5,586,629	6,321,108

Liabilities and Partners’ Capital (Deficit)

Liabilities:
Accounts payable and accrued expenses	$282,906	287,288
Due to General Partner and affiliates	24,978	29,959
Deposits	10,825	10,250
Subscriber prepayments	164,519	163,680
Term loan	928,376	1,153,376

Total liabilities	1,411,604	1,644,553

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(39,286)	(34,271)

	(38,286)	(33,271)

Limited partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,889,207)	(3,392,692)

	4,213,311	4,709,826

Total liabilities and partners’ capital	$5,586,629	6,321,108

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Revenue	$4,127,680	3,981,705	3,892,940

Expenses:
Operating / cost of revenue (including $50,544, $44,161, and $42,854, net, paid to affiliates in 2011, 2010, and 2009, respectively), excluding depreciation and amortization expense recorded below	461,207	432,012	404,040
General and administrative (including $470,171, $446,661, and $444,745, net, paid to affiliates in 2011, 2010, and 2009, respectively)	1,138,385	1,062,922	1,019,924
Programming / cost of revenue (including $27,281, $23,043, and $18,489, net, paid to affiliates in 2011, 2010, and 2009, respectively)	1,591,055	1,501,121	1,449,934
Depreciation / cost of revenue	552,171	523,842	492,480
Loss on impairment of franchise agreements	860,000	—	—
Loss on disposal of assets	—	300	2,349
System sales transaction costs	$54,440	—	—

Operating (loss) income	(529,578)	461,508	524,213
Other income (expense):
Interest expense and amortization of loan fees	(38,106)	(47,197)	(40,847)
Other (expenses) net of interest income	582	(6,009)	(26,141)
Escrow proceeds	65,572	—	—

Net (loss) income	$(501,530)	408,302	457,225

Allocation of net (loss) income:
General Partner	$(5,015)	4,083	4,572
Limited partners	(496,515)	404,219	452,653
Net (loss) income per limited partnership unit	(26)	21	24

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Deficit)

Years ended December 31, 2011, 2010, and 2009

	General Partner	Limited Partners	Total
Balance, December 31, 2008	$(41,926)	3,852,954	3,811,028
Net income	4,572	452,653	457,225

Balance, December 31, 2009	$(37,354)	4,305,607	4,268,253
Net income	4,083	404,219	408,302

Balance, December 31, 2010	$(33,271)	4,709,826	4,676,555

Net loss	(5,015)	(496,515)	(501,530)

Balance, December 31, 2011	$(38,286)	4,213,311	4,175,025

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(501,530)	408,302	457,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	552,171	523,842	492,480
Amortization of loan fees	4,028	4,135	1,779
Escrow proceeds	(65,572)	—	—
Loss on disposal of assets	—	300	2,349
Loss on impairment of franchise agreement	860,000	—	—
Changes in certain assets and liabilities:
Accounts receivable	(25,615)	1,597	170
Due from affiliates	(5,560)	(14,739)	(8,434)
Prepaid expenses	9,143	(3,418)	(1,040)
Accounts payable and accrued expenses	(30,746)	(3,215)	(28,955)
Due to General Partner and affiliates	(4,981)	11,786	(4,185)
Deposits	575	3,850	2,500
Subscriber prepayments	839	(31,600)	(23,019)

Net cash provided by operating activities	792,752	900,840	890,870

Cash flows from investing activities:
Purchase of property and equipment	(485,901)	(817,708)	(608,659)
Proceeds from sale of system	—	2,500	1,000
Escrow proceeds	65,572	—	—

Net cash used in investing activities	(420,329)	(815,208)	(607,659)

Cash flows from financing activities:
Principal payments on term loan	(225,000)	(300,000)	(325,569)
Loan fees	—	(12,755)	—

Net cash used in financing activities	(225,000)	(312,755)	(325,569)

Increase (decrease) in cash	147,423	(227,123)	(42,358)

Cash, beginning of year	220,365	447,488	489,846

Cash, end of year	$367,788	220,365	447,488

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$31,471	43,062	39,068
Capital expenditures in accounts payable at
December 31, 2011, 2010 and 2009	$39,171	12,807	48,789

See accompanying notes to financial statements.

(1)	Organization and Partners’ Interests

(a)	Formation and Business

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

Accounts receivable consist primarily of amounts due from customers for cable television or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $4,000 at December 31, 2011 and 2010.

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

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings	20 years
Distribution plant	10 years
Other equipment	5 – 20 years

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

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tests these intangibles for impairment annually as of September 30th or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired.

The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually as of September 30th, or more frequently as warranted by events or changes in circumstances.

The Partnership received an offer to purchase its cable systems constituting a triggering event under ASC 350. The Partnership tested and determined that the carrying value of the franchise agreements associated with its systems exceeded such assets fair value as of September 30, 2011. This is primarily the result of the offer price to purchase the Partnerships cable systems being lower than its net book value. As a result, the Partnership recognized an estimated impairment loss of $860,000 in 2011.

(d)	Loan Fees

Loan fees are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life of 1.25 years). The Partnership recorded amortization expense of $4,028, $4,135, and $1,799 in 2011, 2010, and 2009, respectively. Future amortization of loan fees is expected to be as follows:

2012	4,028
2013	1,007

$5,035

(e)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. In 2011, 2010, and 2009, the Partnership was required to make contributions and was charged $12,566, $13,587, and $14,740, respectively, by the fund. As of December 31, 2011 and 2010, the fund (related to all Northland entities) had a balance of $877,216 and $687,954, respectively. Amounts paid from the fund related to all Northland entities were $101,620, $53,808, and $34,841, in 2011, 2010, and 2009, respectively.

(f)	Revenue Recognition

Cable television and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $57,132, $65,440, and $78,771, in 2011, 2010, and 2009 respectively.

(g)	Marketing Costs

The Partnership expenses marketing costs as they are incurred. Marketing costs attributable to operations were $17,798, $14,171, and $16,817 in 2011, 2010, and 2009, respectively.

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

We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1—inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2—quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3—significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$367,788	$367,788	$—	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2010.

	Total	Level 1	Level 2	Level 3
Cash	$220,365	$220,365	$—	$—

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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by offering costs and limited partnership unit repurchases through the end of December 31, 2011. The Partnership has made no cash distributions to the limited partners as of December 31, 2011.

(5)	Transactions with the General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees charged by the General Partner were $206,384, $199,085, and $194,647 for 2011, 2010, and 2009, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $252,463, $222,033, and $231,212 for 2011, 2010, and 2009, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable television systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include $34,830, $44,290, and $41,225, net of payments received, under the terms of these agreements during 2011, 2010, and 2009, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2011, 2010, and 2009, the Partnership’s operations include $84,534, $92,091, $94,910, respectively, for these services. Of this amount, $30,216, $43,633, and $55,906 were capitalized in 2011, 2010, and 2009, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $52,423, $55,048, and $56,062, in payments received under the terms of this agreement during 2011, 2010, and 2009, respectively.

(c)	Due from Affiliates

The receivable from affiliates as of December 31, 2011 and 2010 consists of $53,343 and $47,783, respectively, in reimbursable operating costs.

	$000,000.00	$000,000.00
	December 31
	2011	2010
Reimbursable operating costs	(4,253)	(7,746)
Other amounts due from General Partner and affiliates, net	57,596	55,529

	$53,343	47,783

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	$000,000.00	$000,000.00
	December 31
	2011	2010
Management fees	$(349)	(174)
Reimbursable operating costs	25,802	24,020
Other amounts due to General Partner and affiliates, net	(475)	6,113

	$24,978	29,959

(6)	Property and Equipment

Property and equipment consists of the following:

	$000,000.00	$000,000.00
	2011	2010
Land and buildings	$79,015	79,015
Distribution plant	12,496,792	12,052,039
Other equipment	698,103	633,816
Construction in progress	20,747	38,379

	13,294,657	12,803,249

Accumulated depreciation	(10,592,877)	(10,061,563)

Property and equipment, net of accumulated depreciation	$2,701,780	2,741,686

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31
	2011	2010
Accounts payable	$61,144	49,525
Program license fees	126,449	138,293
Pole rental	31,064	31,064
Franchise fees	34,819	35,010
Copyright fees	5,220	4,800
Other	24,210	28,596

	$282,906	287,288

(8)	Term Loan

In February 2010, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date and modify the principal repayment schedule and certain financial covenants (described below). The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 3.30% as of December 31, 2011. Principal payments plus interest are due quarterly until maturity on March 31, 2013, at which time a balloon payment of $553,376 is due. In connection with the credit amendment, the Partnership capitalized an additional $12,755 in loan fees which are being amortized over the term of the new agreement. As of December 31, 2011 and 2010, the balance of the term loan agreement was $928,376 and $1,153,376, respectively.

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow to Debt Service Ratio of no less than 1.25 to 1 among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2011, the Partnership was in compliance with the terms of the amended loan agreement.

Annual maturities of the term loan after December 31, 2011 are as follows:

2012	375,000
2013	553,376

$928,376

(9)	Income Taxes

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

There was no taxable income allocated to the Limited Partners in 2011, 2010 and 2009. The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (Reallocated Limited Partner Losses). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

The Partnership follows FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of the ASC did not have a significant impact on the Partnership. The Partnership had no unrecognized tax benefits as of December 31, 2011 and 2010.

(10)	Commitments and Contingencies

(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense related to these leases was $14,482, $13,900, and $13,800 in 2011, 2010, and 2009, respectively. Minimum lease payments through the end of the lease terms are as follows:

2012	6,280
2013	6,380
2014	1,640
2015	1,160
2016	1,160
Thereafter	17,600

$34,220

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals for the years ended December 31, 2011, 2010, and 2009 was $111,070, $107,334, and $100,755.

(11)	Escrow Proceeds and Potential Sale of Systems

During the first quarter of 2011 the Partnership, with the assistance of an investment banking firm, commenced the process of soliciting bids for the operating assets and franchise rights of its cable systems from potential interested parties. Initial expressions of interest, were received late in the second quarter and final offers were received at the end of June.

On October 20, 2011, the Partnership executed a purchase and sale agreement (the “NCTI Purchase Agreement”) to sell all of the operating assets and franchise rights of its remaining cable systems serving the communities in and around Aliceville, Alabama and Swainsboro, Georgia to Northland Cable Television, Inc. (“NCTI”), an affiliate of Northland Communications Corporation, the general partner of the Partnership. On December 13, 2011, NCTI exercised its right to terminate the NCTI Purchase Agreement between the Partnership and NCTI. NCTI pursued financing for the proposed transaction, but due to the current state of the credit markets, any available financing proved to be prohibitively expensive and prevented NCTI from going forward with the proposed transaction.

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

Fees for legal and accounting activities in connection with the potential sale of the Partnerships systems amounted to $54,440 for 2011 and have been expensed as incurred within system sales transaction costs in the accompanying statement of operations.