Form 10-Q
period 2012-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2012-05-11
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements	3
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	11
ITEM 4. Controls and Procedures	11

PART II — OTHER INFORMATION	12

ITEM 1 Legal proceedings	12
ITEM 1A Risk Factors	12
ITEM 2 Changes in securities	12
ITEM 3 Defaults upon senior securities	12
ITEM 4 Submission of matters to a vote of security holders	12
ITEM 5 Other information	12
ITEM 6 Exhibits	12
SIGNATURES	13
EX-10.53
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS—(UNAUDITED)

(Prepared by the Managing General Partner)

	March 31, 2012	December 31, 2011
ASSETS
Cash	$384,151	$367,788
Accounts receivable, net of allowance of $4,000	81,607	113,519
Due from affiliates	54,919	53,343
Prepaid expenses	132,160	52,960
Property and equipment, net of accumulated depreciation of $10,711,318 and $10,592,877 respectively	2,649,960	2,701,780
Franchise agreements, net of accumulated amortization of $1,907,136	2,292,704	2,292,204
Loan fees, net of accumulated amortization of $101,352 and $100,345 respectively	4,028	5,035

Total assets	$5,599,529	$5,586,629

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$258,221	$282,906
Due to General Partner and affiliates	6,902	24,978
Deposits	13,265	10,825
Subscriber prepayments	178,087	164,519
Term loan	853,376	928,376

Total liabilities	1,309,851	1,411,604

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(38,139)	(39,286)

	(37,139)	(38,286)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,775,701)	(3,889,207)

	4,326,817	4,213,311

Total partners’ capital	4,289,678	4,175,025

Total liabilities and partners’ capital	$5,599,529	$5,586,629

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS—(UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2012	2011
Service revenues	$1,064,114	$1,048,359
Expenses:
Cable system operations / cost of revenue (including $15,865 and $13,391 to affiliates in 2012 and 2011, respectively), excluding depreciation shown below	118,584	106,123
General and administrative (including $121,670 and $116,616 to affiliates in 2012 and 2011, respectively)	279,369	262,393
Programming / cost of revenue (including $8,221 and $6,291 to affiliates in 2012 and 2011, respectively)	411,956	413,296
Depreciation / cost of revenue	131,396	139,868
Loss on disposal of assets	195	—

	941,500	921,680

Income from operations	122,614	126,679
Other income (expense):
Interest expense and amortization of loan fees	(8,061)	(10,413)
Interest income and other, net	100	(576)
Escrow proceeds	—	65,572

	(7,961)	54,583

Net income	$114,653	$181,262

Allocation of net income:
General Partner (1%)	$1,147	$1,813

Limited Partners (99%)	$113,506	$179,449

Net income per limited partnership unit:
(19,087 units)	$5.95	$9.40

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS—(UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,653	$181,262
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	131,396	139,868
Amortization of loan fees	1,007	1,007
Loss on sale of assets	195	—
Escrow Proceeds	—	(65,572)
(Increase) decrease in operating assets:
Accounts receivable	31,912	6,222
Due from affiliates	(1,576)	(12,969)
Prepaid expenses	(79,200)	(48,783)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	14,486	(5,958)
Due to General Partner and affiliates	(18,076)	(7,718)
Subscriber prepayments and deposits	16,008	27,199

Net cash provided by operating activities	210,805	214,558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(118,942)	(91,303)
Escrow proceeds	—	65,572
Increase in intangibles	(500)	—

Net cash used in investing activities	(119,442)	(25,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(75,000)	(75,000)

Net cash used in financing activities	(75,000)	(75,000)

INCREASE IN CASH	16,363	113,827
CASH, beginning of period	367,788	220,365

CASH, end of period	$384,151	$334,192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,661	$9,406

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2012, its statements of operations for the three months ended March 31, 2012 and 2011, and its statements of cash flows for the three months ended March 31, 2012 and 2011. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2012 (9 months)	3,021
2013 (3 Months)	1,007

$4,028

(3)	Term Loan

On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of March 31, 2012, the balance of the term loan agreement was $853,376.

Annual maturities of the term loan after March 31, 2012 are as follows:

2012	300,000
2013	553,376

$853,376

On March 31, 2013, the partnership’s term loan matures and $553,376 becomes due and payable as of that date.

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.

The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2012, the Partnership was in compliance with the terms of its credit agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.

As of March 31, 2012, the balance under the credit facility was $853,376 at a LIBOR based interest rate of 3.24% This interest rate expired April 30, 2012, at which time the LIBOR based rate of 3.24% was extended through May 31, 2012.

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

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $0 and $518 for the three months ended March 31, 2012 and 2011, respectively, and have been expensed as incurred within interest income and other in the accompanying statements of operations.

(6)	Fair Value of Assets

We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 – significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets measured at fair value on a recurring basis at March 31, 2012.

	Total	Level 1	Level 2	Level 3
Cash	$384,151	$384,151	$—	$—

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$367,788	$367,788	$—	$—

The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying values of cash and the variable rate term loan approximate fair value.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations—Three months ended March 31, 2012 and 2011

Total video basic subscribers decreased from 4,380 as of March 31, 2011 to 4,127 as of March 31, 2012. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,064,114 for the three months ended March 31, 2012, an increase of 2% from $1,048,359 for the three months ended March 31, 2011. Revenues for the three months ended March 31, 2012 were comprised of the following sources:

•	$673,511 (63%) from basic and expanded video services

•	$241,226 (23%) from high speed internet services

•	$26,904 (3%) from premium video services

•	$38,730 (3%) from telephony services

•	$17,642 (2%) from advertising

•	$20,616 (2%) from late fees

•	$45,485 (4%) from other sources

Average monthly revenue per subscriber increased $5.84 or approximately 7% from $81.05 for three months ended March 31, 2011 to $86.89 for the three months ended March 31, 2012. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2012, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expenses totaled $118,584 for the three months ended March 31, 2012, an increase of approximately 12% from the same period in 2011. The increase is primarily attributable to higher operating salaries, system utilities and vehicle operating expenses. Employee wages, which represent the largest component of operating expenses, are reviewed annually, and in most cases, increased based on cost of living adjustments and other factors. Therefore, assuming the number of operating and regional employees remains constant, management expects increases in operating expenses in the future.

General and administrative expenses totaled $279,369 for the three months ended March 31, 2012, an increase of approximately 6% from $262,393 for the same period in 2011. This increase is primarily attributable to higher administrative salaries, administrative services and copying and printing.

Programming expenses totaled $411,956 for the three months ended March 31, 2012, consistent with the same period in 2011. Higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, were offset by the aforementioned decrease in video subscribers and lower circuit costs. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to increased programming costs in the future, assuming that the number of subscribers remains constant.

Depreciation expense totaled $131,396 for the three months ended March 31, 2012, a decrease of approximately 6% over the same period in 2011. Depreciation of recent purchases related to the upgrade of plant and equipment was offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees totaled $8,061 for the three months ended March 31, 2012, a decrease of approximately 23% over the same period in 2011. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.

The Partnership received escrow proceeds and accrued interest of $65,572 as a result of the termination of the purchase and sale agreement with Green River (see footnote 5). The escrow proceeds were recorded as other income during the first quarter of 2011.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, planned capital expenditures and working capital needs over the next twelve-month period. On March 31, 2013 the Partnership’s term loan matures and $553,376 becomes due and payable as of that date.

Net cash provided by operating activities totaled $210,805 for the three months ended March 31, 2012. Adjustments to the $114,653 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $131,396, offset by changes in other operating assets and liabilities of $36,446.

Net cash used in investing activities totaled $119,442 for the three months ended March 31, 2012 and consisted primarily of purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2012 consisted of $75,000 in principal payments on the term loan.

Term Loan

On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of March 31, 2012, the balance of the term loan agreement was $853,376.

Annual maturities of the term loan after March 31, 2012 are as follows:

2012	300,000
2013	553,376

$853,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.

As of the date of this filing, the balance under the credit facility is $853,376 at a LIBOR based interest rate of 3.24%. This interest rate expires April 30, 2012, at which time the LIBOR based rate of 3.24% was extended through May 31, 2012.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2012:

	Total	Payments Due By Period
		Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years
Term Loan	853,376	300,000	553,376	—	—
Minimum operating lease payments	33,800	6,280	7,840	2,320	17,360

Total	$887,176	$306,280	$561,216	$2,320	$17,360

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2011.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $111,070 in 2011.
(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $34,078 in 2011.

Capital Expenditures

During the first three months of 2012, the Partnership paid approximately $119,000 for capital expenditures. These expenditures include continued upgrades to the Aliceville, AL and Swainsboro, GA systems expanding the high speed data capacity.

Management has estimated that the Partnership will spend approximately $405,000 on capital expenditures during the remainder of 2012. Planned expenditures include the continuation of plant upgrades in both systems to expand the high speed data capacity, potential line extension opportunities, and customer premise equipment to provide services. The level of future capital spending will be dependent on the Partnership’s available cash on hand and its debt obligations.

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

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $8,500.

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

PART II—OTHER INFORMATION

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

ITEM 1A	Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2011 Form 10-K.

ITEM 2	Changes in securities

None

ITEM 3	Defaults upon senior securities

None

ITEM 4	Submission of matters to a vote of security holders

None

ITEM 5	Other information

None

ITEM 6	Exhibits

(a)	Exhibit Index

31(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 11, 2012 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 11, 2012 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 11, 2012 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 11, 2012 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	05-11-12

/s/ GARY S. JONES Gary S. Jones	President	05-11-12