Form 10-Q
period 2012-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2012-11-13
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2012

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
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	September 30,	December 31,
	2012	2011
ASSETS

Cash	$283,215	$367,788
Accounts receivable, net of allowance of $4,000	98,396	113,519
Due from affiliates	49,595	53,343
Prepaid expenses	104,324	52,960
Property and equipment, net of accumulated depreciation of $10,719,575, and $10,592,877, respectively	2,638,835	2,701,780
Franchise agreements, net of accumulated amortization of $1,907,136	2,292,704	2,292,204
Loan fees, net of accumulated amortization of $103,366 and $100,345, respectively	2,014	5,035

Total assets	5,469,083	5,586,629

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	255,675	282,906
Due to General Partner and affiliates	10,655	24,978
Deposits	12,215	10,825
Subscriber prepayments	140,680	164,519
Term loan	628,376	928,376

Total liabilities	1,047,601	1,411,604

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(36,821)	(39,286)

	(35,821)	(38,286)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,645,215)	(3,889,207)

	4,457,303	4,213,311

Total partners’ capital	4,421,482	4,175,025

Total liabilities and partners’ capital	5,469,083	5,586,629

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2012	2011
Service revenues	$3,182,161	$3,115,909

Expenses:
Cable system operations / cost of revenue (including $43,197, and $37,310 to affiliates in 2012 and 2011, respectively), excluding depreciation shown below	358,448	348,973
General and administrative (including $361,015, and $351,743 to affiliates in 2012 and 2011, respectively)	882,026	838,101
Programming / cost of revenue (including $26,015 and $19,523 to affiliates in 2012 and 2011, respectively)	1,254,961	1,222,456
Depreciation / cost of revenue	393,670	417,150
Loss on impairment of franchise agreements	0	860,000
Loss on disposal of assets	24,588	0

	2,913,693	3,686,680

Income (loss) from operations	268,468	(570,771)

Other income (expense):
Interest expense and amortization of loan fees	(22,274)	(29,392)
Other income (expenses) net of interest income	263	(1,083)
Escrow proceeds	0	65,572

	(22,011)	35,097

Net income (loss)	$246,457	$(535,674)

Allocation of net income (loss):

General Partner (1%)	$2,465	$(5,357)

Limited Partners (99%)	$243,992	$(530,317)

Net income (loss) per limited partnership unit: (19,087 units)	$12.78	$(27.78)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended September 30,
	2012	2011
Service revenues	$1,051,043	$1,018,612

Expenses:
Cable system operations / cost of revenue (including $14,713, and $13,146 to affiliates in 2012 and 2011, respectively), excluding depreciation shown below	121,446	132,826
General and administrative (including $121,251, and $118,962 to affiliates in 2012 and 2011, respectively)	299,152	293,970
Programming / cost of revenue (including $8,886, and $6,634 to affiliates in 2012 and 2011, respectively)	418,262	399,007
Depreciation / cost of revenue	131,538	138,713
Loss on impairment of franchise agreements	0	860,000

	970,398	1,824,516

Income (loss) from operations	80,645	(805,904)

Other income (expense):
Interest expense and amortization of loan fees	(6,832)	(9,206)
Interest income	82	44

	(6,750)	(9,162)

Net income (loss)	$73,895	$(815,066)

Allocation of net income (loss):
General Partner (1%)	$739	$(8,151)

Limited Partners (99%)	$73,156	$(806,915)

Net income (loss) per limited partnership unit: (19,087 units)	$3.83	$(42.28)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$246,457	$(535,674)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	393,670	417,150
Amortization of loan fees	3,021	3,021
Escrow proceeds	0	(65,572)
Loss on impairment of franchise agreements	0	860,000
Loss on sale of assets	4,588	0
(Increase) decrease in operating assets:
Accounts receivable	15,123	1,438
Due from affiliates	3,748	677
Insurance receivable from fund managed by related party	0	(23,229)
Prepaid expenses	(51,364)	(43,823)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	11,940	10,152
Due to General Partner and affiliates	(14,323)	(2,475)
Subscriber prepayments and deposits	(22,449)	(1,892)

Net cash provided by operating activities	590,411	619,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(374,984)	(395,343)
Escrow proceeds	0	65,572
Proceeds from sale of assets	500	0
Franchises	(500)	0

Net cash used in investing activities	(374,984)	(329,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(300,000)	(225,000)

Net cash used in financing activities	(300,000)	(225,000)

(DECREASE) INCREASE IN CASH	(84,573)	65,002

CASH, beginning of period	367,788	220,365

CASH, end of period	$283,215	$285,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,966	$26,371

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2012, its statements of operations for the three and nine months ended September 30, 2012 and 2011, and its statements of cash flows for the nine months ended September 30, 2012 and 2011. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

(2) Intangible Assets

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter using financial information as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired. The Partnership’s test for impairment that was performed during the fourth quarter of 2012 indicated that the fair value of the assets exceeded their carrying value.

During the third quarter of 2011 the Partnership received an offer to purchase its cable systems constituting a triggering event under ASC 350. The Partnership tested and determined that the carrying value of the franchise agreements associated with its systems exceeded such assets fair value as of September 30, 2011. This was primarily the result of the offer price to purchase the Partnerships cable systems being lower than its net book value. As a result, the Partnership recognized an estimated impairment loss of $860,000 in 2011.

Loan fees are being amortized using the straight-line method, which approximates the effective interest rate method. Future amortization of loan fees is expected to be approximately as follows:

2012 (3 months)	1,007
2013 (3 Months)	1,007

$2,014

(3) Term Loan

On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of September 30, 2012, the balance of the term loan agreement was $628,376.

Annual maturities of the term loan after September 30, 2012 are as follows:

2012	75,000
2013	553,376

$628,376

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

The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of September 30, 2012, the Partnership was in compliance with the terms of its credit agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.

As of September 30, 2012, the balance under the credit facility was $628,376 at a LIBOR based interest rate of 3.22%. This interest rate expired on October 31, 2012, at which time the LIBOR based rate of 3.21% was extended through November 30, 2012.

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

(6) Fair Value of Assets

We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 – inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 – significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets measured at fair value on a recurring basis at September 30, 2012.

	Total	Level 1	Level 2	Level 3
Cash	$283,215	$283,215	$—	$—

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$367,788	$367,788	$—	$—

The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying values of cash and the variable rate term loan approximate fair value.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 2012 and 2011

Total video basic subscribers decreased from 4,095 as of September 30, 2011 to 3,815 as of September 30, 2012. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $3,182,161 for the nine months ended September 30, 2012, an increase of 2% from $3,115,909 for the nine months ended September 30, 2011. Revenues for the nine months ended September 30, 2012 were comprised of the following sources:

•	$1,975,160 (62%) from basic and expanded video services

•	$750,906 (24%) from high speed internet services

•	$77,679 (2%) from premium video services

•	$140,285 (4%) from telephony services

•	$54,542 (2%) from advertising

•	$63,291 (2%) from late fees

•	$120,298 (4%) from other sources

Average monthly revenue per subscriber increased $7.07 or approximately 8.6% from $81.80 for the nine months ended September 30, 2011 to $88.87 for the nine months ended September 30, 2012. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2012, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense and loss on disposal of assets totaled $358,448 for the nine months ended September 30, 2012, an increase of approximately 2.7% from the same period in 2011. Increases primarily attributable to higher pole rental expense, system utilities and vehicle operating expenses for the nine months ended September 30, 2012, were offset by deductibles and coinsurance costs related to certain insurance claims made as a result tornado damage to system assets in 2011, totaling $17,556 that was recorded as an operating loss for the same period in 2011.

General and administrative expenses totaled $882,026 for the nine months ended September 30, 2012, an increase of approximately 5.2% from $838,101 for the same period in 2011. This increase is primarily attributable to higher administrative salaries, administrative services, and SEC reporting expenses.

Programming expenses totaled $1,254,961 for the nine months ended September 30, 2012, representing an increase of $32,505 or approximately 2.7% over the same period in 2011. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $393,670 for the nine months ended September 30, 2012, a decrease of approximately 5.6% over the same period in 2011. Certain assets becoming fully depreciated were partially offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense and amortization of loan fees totaled $22,274 for the nine months ended September 30, 2012, a decrease of approximately 24% over the same period in 2011. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.

Loss on impairment of franchise agreements totaled $860,000 for the nine months ended September 30, 2011, and resulted from the write down of the carrying value of the Partnerships franchise agreements to their fair value.

Loss on disposal of assets totaled $24,588 for the nine months ended September 30, 2012, and consists primarily of costs incurred in connection with the Millport and Aliceville tower wreck out and asset disposal.

The Partnership received escrow proceeds and accrued interest of $65,572 as a result of the termination of the purchase and sale agreement with Green River (see footnote 5). The escrow proceeds were recorded as other income during the first quarter of 2011.

Results of Operations - Three months ended September 30, 2012 and 2011

Total video basic subscribers decreased from 4,095 as of September 30, 2011 to 3,815 as of September 30, 2012. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. To address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,051,043 for the three months ended September 30, 2012, an increase of 3.2% from $1,018,612 for the three months ended September 30, 2011. Revenues for the three months ended September 30, 2012 were comprised of the following sources:

•	$637,144 (61%) from basic and expanded video services

•	$259,826 (25%) from high speed internet services

•	$24,760 (2%) from premium video services

•	$54,002 (5%) from telephony services

•	$16,220 (2%) from advertising

•	$21,067 (2%) from late fees

•	$38,024 (3%) from other sources

Average monthly revenue per subscriber increased $8.57 or approximately 10.4% from $82.52 for three months ended September 30, 2011 to $91.09 for the three months ended September 30, 2012. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2012, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expenses totaled $121,446 for the three months ended September 30, 2012, a decrease of approximately 8.6% from the same period in 2011. This decrease is primarily attributable deductibles and coinsurance costs related to certain insurance claims made as a result tornado damage to system assets in 2011, resulting in a total of $17,556 that was recorded as an operating loss for the three months ended September 30, 2011.

General and administrative expenses totaled $299,152 for the three months ended September 30, 2012, an increase of approximately 1.8% from $293,970 for the same period in 2011. This increase is primarily attributable to higher administrative salaries.

Programming expenses totaled $418,262 for the three months ended September 30, 2012, an increase of approximately 4.8% from the same period in 2011. Higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, were offset by the aforementioned decrease in video subscribers and lower circuit costs. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to increased programming costs in the future, assuming that the number of subscribers remains constant.

Depreciation expense totaled $131,538 for the three months ended September 30, 2012, a decrease of approximately 5.2% over the same period in 2011. Certain assets becoming fully depreciated were partially offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Loss on impairment of franchise agreements totaled $860,000 for the three months ended September 30, 2011, and resulted from the write down of the carrying value of the Partnerships franchise agreements to their fair value.

Interest expense and amortization of loan fees totaled $6,832 for the three months ended September 30, 2012, a decrease of approximately 26% over the same period in 2011. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.

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

Net cash provided by operating activities totaled $590,411 for the nine months ended September 30, 2012. Adjustments to the $246,457 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $393,670, offset by changes in other operating assets and liabilities of $(57,325).

Net cash used in investing activities totaled $374,984 for the nine months ended September 30, 2012 and consisted primarily of purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2012 consisted of $300,000 in principal payments on the term loan.

Term Loan

On February 3, 2010, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to March 31, 2013, modify the principal repayment schedule, and modify certain other covenants and provisions of the credit agreement. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. In connection with the credit amendment, the Partnership paid $12,755 in additional loan fees, which are being amortized over the extended term of the loan. As of September 30, 2012, the balance of the term loan agreement was $628,376.

Annual maturities of the term loan after September 30, 2012 are as follows:

2012	75,000
2013	553,376

$628,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.

As of the date of this filing, the balance under the credit facility is $628,376 at a LIBOR based interest rate of 3.22%. This interest rate expired on October 31, 2012, at which time the LIBOR based rate of 3.21% was extended through November 30, 2012.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2012:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years
Term Loan	628,376	628,376	—	—	—

Minimum operating lease payments	28,360	6,380	2,980	2,320	16,680

Total	$656,736	$634,756	$2,980	$2,320	$16,680

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2012.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $111,070 in 2011.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $34,078 in 2011.

Capital Expenditures

During the first nine months of 2012, the Partnership paid approximately $375,000 for capital expenditures. These expenditures include continued upgrades to the Aliceville, AL and Swainsboro, GA systems expanding the high speed data capacity.

Management has estimated that the Partnership will spend approximately $131,000 on capital expenditures during the remainder of 2012. Planned expenditures include the continuation of the expansion of high speed data capacity in both systems, potential line extension opportunities, and customer premise equipment to provide services. The level of future capital spending will be dependent on the Partnership’s available cash on hand and its debt obligations.

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

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facilities. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $6,000.

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

None

ITEM 3 Defaults upon senior securities

None

ITEM 4 Submission of matters to a vote of security holders

None

ITEM 5 Other information

None

ITEM 6 Exhibits

(a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 13, 2012 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 13, 2012 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 13, 2012 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 13, 2012 pursuant to section 906 of the Sarbanes-Oxley Act

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I, CLARK	Executive Vice President, Treasurer and	11-13-12
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	President	11-13-12
Gary S. Jones