Form 10-K
period 2012-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2013-03-01
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $1,560,362 ($82 per unit) based on the average secondary market trading information for the year ended December 31, 2012.

At December 31, 2012, there were 19,087 Limited Partnership Units outstanding.

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

PART I

ITEM 1. BUSINESS

Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and 852 limited partners holding 19,087 partnership units as of December 31, 2012. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”). Northland manages the operations of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2013. The General Partner intends to submit a proxy statement in mid-year 2013 that will include a request for an additional three year extension of the Partnership term. The extension of the Partnership’s life will require approval from a majority of its limited partners. No assurances can be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given this fact, the Partnership’s ability to continue as a going concern is in substantial doubt at December 31, 2012.

Northland was formed in March 1981 and is principally involved in the ownership and management of cable systems. Northland is also the parent company of NCPI Holdco, Inc. which is a 19% shareholder of Northland Cable Television, Inc. (“NCTV”), which was formed in October 1985 and principally involved in the direct ownership of cable systems and is the parent company of Northland Cable Properties, Inc. (“NCPI”). NCPI is the majority member and manager of Northland Cable Ventures, LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation (“NTC”). Other subsidiaries, direct and indirect, of NTC include:

NORTHLAND NETWORKS, INC. – formed in 2010 and is an 81% shareholder of Northland Cable Television, Inc.

NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) - formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet services offered by, Northland-affiliated cable systems. NCSC also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. NCSC is the sole shareholder of Cable Ad-Concepts, Inc.

CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2012, the total number of basic video subscribers served by the Systems was 3,767, and the Partnership’s penetration rate (basic video subscribers as a percentage of homes passed) was approximately 30%.

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

The following is a description of the areas served by the Systems as of December 31, 2012. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, Internet and telephone).

Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2012 is as follows:

Basic Video Subscribers	1,872
Expanded Basic Video Subscribers	1,301
Premium Video Subscribers	151
Digital Video Subscribers	112
Internet Subscribers	772
Telephone Subscribers	267
Estimated Homes Passed	7,514

Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2012 is as follows:

Basic Video Subscribers	1,895
Expanded Basic Video Subscribers	1,493
Premium Video Subscribers	307
Digital Video Subscribers	220
Internet Subscribers	778
Telephone Subscribers	222
Estimated Homes Passed	4,973

The Partnership had 10 employees as of December 31, 2012. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

The Partnership’s business is not considered seasonal. The business of the Partnership is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Partnership’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the franchising authorities as noted above. During the last year, the Partnership did not engage in any research and development activities.

Partnership revenues are derived primarily from monthly payments received from video, high speed Internet and telephone subscribers. Subscribers are divided into six categories: basic video subscribers, expanded basic video subscribers, premium video subscribers, digital video subscribers, Internet subscribers and telephone subscribers. “Basic video subscribers” are households that subscribe to the basic level of service, which generally provides access to the four major television networks (ABC, NBC, CBS and FOX), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic video subscribers” are households that subscribe to an additional level of certain satellite programming services, the content of which varies from system to system. “Premium video subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, or The Movie Channel. “Digital video subscribers” are those who subscribe to digitally delivered video and audio services. “Internet Subscribers” are those who subscribe to the Partnership’s high speed Internet service, which is offered via a cable modem. “Telephone Subscribers” are those who subscribe to the Partnership’s telephony service, known as Voice over Internet Protocol, or VoIP.

COMPETITION

Cable systems currently experience competition from several sources, including broadcast television, cable overbuilds, direct broadcast satellite services, private cable and multichannel multipoint distribution service systems, Multichannel Video Distribution and Data Service, or MVDDS, and telephone companies. Cable systems are also in competition in various degrees with other communications and entertainment media, including motion pictures, DVDs, Internet data delivery, Internet video delivery and telecommunications companies. The following provides a summary description of these sources of competition.

Broadcast Television

Cable systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an “off-air” antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the FCC has provided incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

Overbuilds

Cable system franchises are not exclusive. More than one cable system may be built in the same area. This is known as an “overbuild.” Overbuilds have the potential to result in loss of revenues to the operator of the original cable system. Generally, an overbuilder is required to obtain franchises from the state or local governmental authorities, although in some instances, the overbuilder could be the local government itself and no franchise is required. Recently, many states have passed legislation that limits the ability of local franchises to negotiate franchises with an overbuilder. In many states, franchises are now obtained from the state, not the local governmental authority. As a result, it is the general industry consensus that new franchises will be easier to obtain. An overbuilder would obtain programming contracts from entertainment programmers and, in most cases, would build a complete cable system such as headends, trunk lines and drops to individual subscribers’ homes throughout the franchise areas.

Companies with considerable resources have entered the business. These companies include public utilities to whose poles the Partnership’s cables are attached. Federal law allows telephone companies to provide a wide variety of services that are competitive with the Partnership’s services, including video and Internet services within and outside their telephone service areas. The nation’s leading telephone companies have entered the multichannel video programming distribution business on a nationwide basis. These companies have considerable resources and could be formidable competitors. The Partnership cannot predict at this time the extent of the competition that will emerge in areas served by the Partnership’s cable systems. The entry of telephone companies, public and private utilities and local governments as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership’s systems.

Direct Broadcast Satellite Service

High-powered, direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems and to provide packages of movies, satellite networks and other program services which are competitive to those of cable systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Federal legislation has reduced this competitive disadvantage, and has reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away a significant number of subscribers. Satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet services and are entering joint marketing arrangements with local telecommunications providers.

Satellite Master Antenna Television

Additional competition is provided by private cable television systems, known as satellite master antenna television (“SMATV”), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, although some states have enacted laws to provide cable system access to these facilities. Operators of private cable, which do not cross public rights of way, are largely free from the federal, state and local regulatory requirements imposed on franchised cable operators. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments.

Multichannel Multipoint Distribution Service Systems

Cable systems also compete with wireless program distribution services such as multichannel, multipoint distribution service systems (“MMDSS”) commonly called wireless cable, which are licensed to serve specific areas. MMDSS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. This industry is less capital intensive than the cable industry, and it is therefore more practical to construct systems using this technology in areas of lower subscriber penetration.

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

In June of 2009, all full power broadcast stations in the United States ceased transmission of their analog signals and switched to a digital signal. As a result, in many instances, the Partnership must carry both the analog and digital signals of each station (dual carriage), unless the Partnership transitions to a fully digital system. Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with the Partnership’s preferred use of limited channel capacity and limit its ability to offer services that would maximize customer appeal and revenue potential. In addition, Congress could legislate additional carriage obligations. The FCC may evaluate additional modifications to its digital broadcast signal carriage requirements in the future. Management cannot predict the ultimate outcome of this proceeding, or the impact any new carriage requirements may have on the operation of its cable systems.

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

Net Neutrality: In October 2009, the FCC published a detailed Notice of Proposed Rule Making (the “Notice”) and a draft of proposed regulation that, if adopted, would convert the existing non-binding FCC “principles” of Internet openness into enforceable regulations. On December 21, 2010, the FCC adopted net neutrality rules, which largely implement existing Internet traffic and management practices reflected in the FCC “principles” and impose new-non-discrimination and transparency rules. The FCC rules codify three basic principles for providers of broadband Internet access. The three principles (1) require transparent disclosure to consumers terms, performance, and network management practices; (2) prohibits blocking of lawful content, applications, or services, or the use of non-harmful devices; (3) bars unreasonable discrimination against the transmission of lawful traffic over broadband internet access service. These rules are directed to providers of last mile Internet access to all or substantially all Internet endpoints, not to peering or backbone arrangements. These principles apply not only for residential use but for services to small businesses, schools and libraries. Excluded from the set of regulated broadband access providers are coffee shops, bookstores, and airlines. Wireless broadband service is held to a lower bar which may give them a competitive advantage over the Partnership.

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

National Broadband Plan: As required by The American Recovery and Reinvestment Act of 2009 (“Recovery Act”), in 2010, the FCC issued the “National Broadband Plan” (“Plan”). The Plan must seek to ensure that all people of the United States have access to broadband capability and establish benchmarks for meeting that goal. Plan highlights are as follows: 100 million households to have access to affordable 100-megabits-per-second service; anchor institutions in every American community to have access to at least 1 gigabit-per-second broadband service; make 500 megahertz of spectrum newly available for licensed and unlicensed use; move adoption rates to more than 90 percent and ensuring digital literacy of every child by the time he or she leaves high school; make Universal Service Fund support available for tomorrow’s digital infrastructure; promote competition across the broadband ecosystem by ensuring greater transparency, removing barriers to entry, and conducting market-based analysis with quality data on price, speed, and availability; and enhance safety through a nationwide, wireless, interoperable public safety network for first responders. Management cannot predict what, if any, requirements will be placed on our provision of broadband services or our operation of broadband facilities or what impact the Plan will ultimately have on the Partnership’s business.

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

Phone Service

The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and the Partnership’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of “voice over internet protocol” (“VoIP”), should be regulated only at the federal level, rather than by individual states. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (“E911”), making Universal Service Fund contributions obligations, and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation caused the Partnership to slow its implementation of VoIP services to its various systems. The Partnership is not certificated as a competitive local exchange carrier in any of the states in which it operates. Rather, the Partnership provides VoIP services that are not generally subject to regulation by state or local jurisdictions. Also, the FCC has preempted some state commission regulation of VoIP services, but has stated that its preemption does not extend to state consumer protection requirements. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.

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

Privacy and Data Security

The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to take such actions as necessary to prevent unauthorized access to such information. The statute also requires that the system operator periodically provide all customers with written information about its policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Certain of these Cable Act requirements have been modified. These modifications impact the circumstances and the manner in which the Partnership discloses certain customer information and future federal legislation may further impact its obligations. Also, the states in which the Partnership operates have also enacted customer privacy statutes. These state provisions are in some cases more restrictive than those in federal law.

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

ITEM 1A. RISK FACTORS

The Partnership operates under the terms of a Partnership Agreement which will expire on December 31, 2013. The failure to extend the term of the Partnership agreement would affect the Partnership’s ability to continue as a going concern.

The General Partner intends to submit a proxy statement in mid-year 2013 that will include a request for an additional three year extension of the Partnership term. The extension of the Partnership’s life will require approval from a majority of its limited partners. No assurances can be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given this fact, the Partnership’s ability to continue as a going concern is in substantial doubt at December 31, 2012. The Partnership’s financial statements do not include any adjustments that might result from the uncertainty regarding the General Partner’s ability to extend the life of the Partnership.

Failure to extend the term of the Partnership would result in dissolution of the Partnership at December 31, 2013. The Partnership continues after dissolution solely for the purpose of winding up its activities. In winding up its activities, the Partnership may preserve the business or property as a going concern for a reasonable time and perform other necessary acts; and shall discharge the Partnership’s liabilities, settle and close the Partnership’s activities, and marshal and distribute the assets of the Partnership.

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

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition.” However, the Federal Communications Commission (‘‘FCC’’) and the U.S. Congress continue to be concerned that cable rate increases are excessive. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an ala carte basis or to at least offer a separately available child-friendly ‘‘Family Tier.’’ It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership’s cable systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 12,487 homes as of December 31, 2012. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	There is no established public trading market for the Partnership’s units of limited partnership interest.

(b)	The approximate number of equity holders as of December 31, 2012, is as follows:

Limited Partners:	852
General Partners:	1

(c)	During 2012, 2011 and 2010 the Partnership made no cash distributions to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS:
Revenue	$4,218,611	$4,127,680	$3,981,705	$3,892,940	$3,750,067
Operating income (loss)	$292,236	($529,578)	461,508	524,213	459,359

Net income (loss)	$263,450	($501,530)	$408,302	$457,225	$253,136
Net income (loss) per limited partnership unit	$14	($26)	$21	$24	$13

	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Total assets	5,490,113	5,586,629	6,321,108	6,267,967	6,145,496
Term loan	553,376	928,376	1,153,376	1,453,376	1,778,945
Total liabilities	1,051,638	1,411,604	1,644,553	1,999,714	2,334,468
General partner’s deficit	(35,652)	(38,286)	(33,271)	(37,354)	(41,926)
Limited partners’ capital	4,474,127	4,213,311	4,709,826	4,305,607	3,852,954

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$1,036,450	$1,051,043	$1,067,004	$1,064,114	$1,011,771	$1,018,612	$1,048,938	$1,048,359
Operating income	23,768	$80,645	65,209	122,614	95,634	($805,904)	108,453	126,679
Income from operations	16,993	$73,895	57,909	114,653	34,144	($815,066)	98,130	181,262

Net income from operations per limited partnership unit	$1	$4	$3	$6	$2	($43)	$5	$10

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2012 and 2011

Total basic video subscribers decreased from 4,022 as of December 31, 2011, to 3,767 as of December 31, 2012. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data and phone products.

Revenue totaled $4,218,611 for the year ended December 31, 2012, increasing 2% from $4,127,680 for the year ended December 31, 2011. Revenues for the year ended December 31, 2012 were comprised of the following sources:

•	$2,591,139 (61%) from basic and expanded basic video services

•	$101,539 (2%) from premium video services

•	$1,014,614 (24%) from high speed Internet services

•	$199,440 (5%) from telephone services

•	$72,081 (2%) from advertising

•	$82,406 (2%) from late fees

•	$157,392 (4%) from other sources

Average monthly revenue per subscriber increased $7.29, or approximately 9%, from $82.18 for the year ended December 31, 2011, to $89.47 for the year ended December 31, 2012. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2012 and increased penetration of new products, specifically, high-speed Internet services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

	2012	2011	2010	2009	2008
Basic Video Rate	53.30	50.55	48.75	44.25	42.25
Expanded Basic Video Rate	6.00	4.00	4.00	4.00	4.00
HBO Rate	15.75	15.75	14.75	14.00	13.25
Cinemax Rate	13.75	12.75	12.25	11.50	10.75
Showtime Rate	15.25	15.25	14.75	14.00	13.75
Encore Rate	4.75	4.75	4.75	4.75	3.75
Starz	9.00	8.25	7.75	7.00	6.25
Digital Rate (Incremental)	8.75	6.75	6.75	6.50	6.50
Internet Rate	45.00	42.65	40.75	40.25	40.25
Phone Rate	36.50	35.00	35.00	33.00

Operating expenses, excluding general and administrative, programming and depreciation expenses, and loss on impairment of franchise agreements totaled $482,133 for the year ended December 31, 2012, representing an increase of 5% from $461,207 for the year ended December 31, 2011. The increase is primarily attributable to increases in system utilities, pole rental, vehicle operating and regional management expenses.

General and administrative expenses totaled $1,203,434 for the year ended December 31, 2012, representing an increase of approximately 6% from $1,138,385 for the year ended December 31, 2011. This increase is primarily attributable to increases in administrative salaries and benefits expense, marketing expense and audit fees.

Programming expenses totaled $1,675,316 for the year ended December 31, 2012, an increase of 5% from $1,591,055 for the year ended December 31, 2011. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of Internet and telephone services, offset by decreased video subscribers from 4,022 as of December 31, 2011 to 3,767 as of December 31, 2012, and decreases in circuit costs as a result of negotiating lower cost bandwidth contracts with providers. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $528,758 for the year ended December 31, 2012, a decrease of 4% from $552,171 for the year ended December 31, 2011. This decrease is attributable to certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Loss on impairment of franchise agreements totaled $860,000 for the year ended December 31, 2011, and resulted from the write down of the carrying value of the Partnership’s franchise agreements to management’s estimates of their fair value.

Loss on disposal of assets totaled $36,734 for the year ended December 31, 2012, and consists primarily of costs incurred in connection with the Millport and Aliceville tower wreck out and asset disposal and the write-off of obsolete customer premise equipment.

System sales transaction costs totaled $54,440 for the year ended December 31, 2011, and consist primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.

Interest expense and amortization of loan fees decreased approximately 24% from $38,106 in 2011 to $29,131 in 2012. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.

The Partnership received escrow proceeds and accrued interest of $65,572 as a result of the termination of the purchase and sale agreement with Green River. The escrow proceeds were recorded as other income during the first quarter of 2011.

In 2012, the Partnership generated net income of $263,450 compared to a net loss of $501,530 in 2011. The operating loss in 2011 is mainly attributable to the $860,000 impairment write down of the Partnership’s franchise agreements. Management anticipates that the Partnership will continue to generate positive net income.

2011 and 2010

Total basic video subscribers decreased from 4,270 as of December 31, 2010, to 4,022 as of December 31, 2011. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership increased its customer retention efforts and its emphasis on bundling its video and data and phone products.

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

The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

	2011	2010	2009	2008	2007
Basic Video Rate	50.55	48.75	44.25	42.25	39.50
Expanded Basic VideoRate	4.00	4.00	4.00	4.00	4.75
HBO Rate	15.75	14.75	14.00	13.25	12.50
Cinemax Rate	12.75	12.25	11.50	10.75	10.00
Showtime Rate	15.25	14.75	14.00	13.75	13.00
Encore Rate	4.75	4.75	4.75	3.75	3.75
Starz	8.25	7.75	7.00	6.25	5.50
Digital Rate (Incremental)	6.75	6.75	6.50	6.50	6.50
Internet Rate	42.65	40.75	40.25	40.25	39.00
Phone Rate	35.00	35.00	33.00

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

Loss on impairment of franchise agreements totaled $860,000 for the year ended December 31, 2011, and resulted from the write down of the carrying value of the Partnership’s franchise agreements to management’s estimates of their fair value.

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

In 2011, the Partnership generated a net loss of $501,530 compared to net income of $408,302 in 2010. The net loss is mainly attributable to the $860,000 impairment write down of the Partnership’s franchise agreements. The Partnership generated positive income in each of the two prior years.

LIQUIDITY AND CAPITAL RESOURCES

During 2012, the Partnership’s liquidity was primarily generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, Internet and telephone services. During 2012, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2013 obligations.

2012

Net cash provided by operating activities totaled $866,489 for the year ended December 31, 2012. Adjustments to the $263,450 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $528,758 in depreciation, and changes in other operating assets and liabilities of $53,943.

Net cash used in investing activities consisted primarily of $482,708 in capital expenditures for the year ended December 31, 2012.

Net cash used in financing activities totaled $375,000 for the year ended December 31, 2012, and consisted of principal payments on long-term debt.

Term Loan

In December 2012, the Partnership and its existing lender agreed to amend its credit agreement so as to extend the maturity date to June 30, 2013. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly until maturity on June 30, 2013, at which time a balloon payment of $478,376 is due. As of December 31, 2012 and 2011, the balance of the term loan agreement was $553,376 and $928,376 respectively.

As of the date of this filing, the balance under the credit facility is $553,376 at a LIBOR based interest rate of 3.21%. This interest rate expires at the end of February 2013, at which time a new rate will be established.

Annual maturities of the term loan after December 31, 2012 are as follows:

2013	$553,376

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow to Debt Service Ratio of no less than 1.25 to 1, among other restrictions.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for (i) annual maturities and interest payments related to the term loan and (ii) required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2012 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Term loan	$553,376	$553,376	—	—	—
Minimum operating lease payments	87,600	6,420	2,880	2,400	75,900

Total	$640,976	$559,796	$2,880	$2,400	$75,900

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2013.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $121,902 in 2012.

(c)	Note that obligations related to the Partnership‘s term loan exclude interest expense. See Term Loan section above for discussion of the Partnership’s amended loan agreement. If the interest rate on the Partnership’s term loan of 3.21% as of December 31, 2012 did not change until maturity, the Partnership’s 2013 interest expense would be $8,208.

Capital Expenditures

During 2012, the Partnership paid $482,708 for capital expenditures. These expenditures include plant improvements, line extensions, and fiber additions in certain areas of Aliceville, AL, and Swainsboro, GA, as well as the purchase of customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $590,000 on capital expenditures during 2013. Planned expenditures include quality assurance work to maintain reliable video signals and broadband speeds in both systems, plant capacity improvements in the Swainsboro, GA system, potential line extension opportunities, vehicle replacements and customer premise equipment to provide services.

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

On March 31, 2008, the Partnership notified Green River of its termination the Agreement. Green River disputed the right of the Partnership to terminate the Agreement. The parties reached a final settlement in the first quarter of 2011. As a result of the settlement, the Partnership received proceeds and accrued interest of $65,572 of the Escrow Deposit. The escrow proceeds were recorded in income during the first quarter of 2011.

On October 20, 2011, the Partnership executed a purchase and sale agreement (the “NCTI Purchase Agreement”) to sell all of the operating assets and franchise rights of its remaining cable systems serving the communities in and around Aliceville, Alabama and Swainsboro, Georgia to Northland Cable Television, Inc. (“NCTI”), an affiliate of Northland Communications Corporation, the general partner of the Partnership. On December 13, 2011, NCTI exercised its right to terminate the NCTI Purchase Agreement between the Partnership and NCTI. NCTI pursued financing for the proposed transaction, but due to the state of the credit markets, any available financing proved to be prohibitively expensive and prevented NCTI from going forward with the proposed transaction.

Fees for legal and accounting activities in connection with the potential sale of the Partnership’s systems amounted to $0, $54,440 and $0 for 2012, 2011 and 2010, respectively, and have been expensed as incurred within system sales transaction costs in the accompanying statement of operations.

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

Revenue Recognition

Cable and broadband service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on cable services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public.

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

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged to operations by the General Partner were $210,931, $206,384, and $199,085 for 2012, 2011, and 2010, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, video programming expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage, and office maintenance.

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $261,205, $252,463, and $222,033 for 2012, 2011, and 2010, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $50,770, $34,830, and $44,290, net of payments received, under the terms of these agreements during 2012, 2011, and 2010, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2012, 2011, and 2010, the Partnership’s operations include charges of $101,772, $84,534, $92,091, respectively, for these services. Of this amount, $35,753, $30,216, and $43,633 were capitalized in 2012, 2011, and 2010, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $60,434, $52,423, and $55,048, in payments received under the terms of this agreement during 2012, 2011, and 2010, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the Partnership’s debt facilities. The potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all the Partnership’s variable rate obligations would be approximately $5,500.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Partnership for the years ended December 31, 2012, 2011 and 2010 are included as a part of this filing (see Item 15 (a) below).

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management determined that, as of December 31, 2012, the Partnership’s internal control over financial reporting was effective.

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

JOHN S. WHETZELL (AGE 71). Mr. Whetzell is the founder of Northland Communications Corporation, its Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable industry for over 38 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 76). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Iverson has a Juris Doctor degree from the University of Washington. He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009. Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.

RICHARD I. CLARK (AGE 55). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable industry for nearly 34 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 55). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 67). Mr. Dyste currently serves as Chief Technical Officer of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Dyste is responsible for planning and advising all Northland cable systems and call centers with regard to technical performance, staffing, quality assurance, system upgrades and technical development of new products. Mr. Dyste joined Northland in August 1986 as an engineer and served as Operations Engineer from August 1986 until April 1987. He then served as Senior Vice President – Technical Services with additional responsibilities for operations in Texas and the West Coast until May of 2011. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute and is a certified Broadband Communications Engineer.

H. LEE JOHNSON (AGE 69). Mr. Johnson currentlyserves as Vice President of Northland Cable Services Corporation. He is responsible for management of Cable Ad Concepts Inc., and sales of Northland Business Products in the Southeast Division. Mr. Johnson has also served as Divisional Vice President of Northland, responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable industry for over 45 years. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, the Society of Cable Television Engineers and CATA.

R. GREGORY FERRER (AGE 57). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 48). Mr. Cryan is Senior Vice President - Budgets and Information Technology and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

RICK J. MCELWEE (AGE 51). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

PAUL MILAN (AGE 51). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.

STEVEN M. TANABE (AGE 40). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President – Strategic Planning & Management. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.

BRET LARSEN (AGE 47). Mr. Larsen joined Northland as a Senior Operations Manager in April 2011 and currently serves as Vice President – Operations. He is responsible for the operations of all Northland cable systems with regard to customer service, financial and technical performance and execution of each system’s sales and marketing plan. Prior to joining Northland, Mr. Larsen spent almost 20 years in the golf industry, most notably as Vice President of Manufacturing with Callaway Golf for 10 years. Mr. Larsen received his Bachelor of Science in Business Administration with an emphasis in Management from the California State University of Fresno in 1988.

RHETA R. ANGELES (AGE 37). Ms. Angeles joined Northland in June 2000 as Training and Personnel Services Supervisor and currently serves as Vice President – Human Resources. She is responsible for recruiting, employee relations, benefits management, compliance, assisting in drafting policies and procedures and corporate administration. Prior to joining Northland, Ms. Angeles worked for two years as the Training Manager for Hyatt International Hotels located in the Northern Marianas Islands. She graduated from Hawaii Pacific University and holds a Bachelor of Science in Business Administration with a double major in Human Resources and Computer Information Systems.

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

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2012 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2012 (see Items 15 (a) and 13 (a)  below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2012 is as follows:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
General Partner’s Interest	Northland Communications Corporation	(See Note A)	(See Note A)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged to operations by the General Partner $210,931, $206,384, and $199,085 for 2012, 2011, and 2010, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

Reimbursements

The General Partner provides or causes to be provided certain centralized services to the Partnership and other affiliated entities. The General Partner is entitled to reimbursement from the Partnership for various expenses incurred by it or its affiliates on behalf of the Partnership allocable to its management of the Partnership, including travel expenses, pole and site rental, lease payments, legal expenses, billing expenses, insurance, governmental fees and licenses, headquarters’ supplies and expenses, video programming expenses, equipment and vehicle charges, operating salaries and expenses, administrative salaries and expenses, postage, and office maintenance.

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $261,205, $252,463, and $222,033 for 2012, 2011, and 2010, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $50,770, $34,830, and $44,290, net of payments received, under the terms of these agreements during 2012, 2011, and 2010, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2012, 2011, and 2010, the Partnership’s operations include charges of $101,772, $84,534, $92,091, respectively, for these services. Of this amount, $35,373, $30,216, and $43,633 were capitalized in 2012, 2011, and 2010, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $60,434, $52,423, and $55,048, in payments received under the terms of this agreement during 2012, 2011, and 2010, respectively.

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

(b) CERTAIN BUSINESS RELATIONSHIPS. None.

(c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2012 and 2011 have been allocated by management and are set forth below.

	Year Ended December 31,
	2012	2011
Audit fees	$170,000	$128,598

Total	$170,000	$128,598

Audit fees for the fiscal years ended December 31, 2012 and 2011, were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s of the General Partner’s parent pre-approves all audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)	REPORTS ON FORM 8-K:

None.

(c) EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

(c)	EXHIBITS:

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL - Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL - Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL - Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL - Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.39	Franchise Agreement with Town of Millport, AL - Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL - Assignment and Assumption Agreement dated August 2, 1994 (7)

(c)	EXHIBITS:

10.42	Franchise Agreement with City of Reform, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006 (19)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 1, 2013 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 1, 2013 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 1, 2013 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 1, 2013 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (20)

101*	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (iii) Statements of Changes in Partners’ Capital (Deficit) for the Years Ended December 31, 2012, 2011 and 2010 (iv) Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, and (v) Notes to Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(16)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(17)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(18)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

(19)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2006.

(20)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)

Date: 3-1-13	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	3-1-13

/S/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	3-1-13

/S/ RICHARD I. CLARK Richard I. Clark	Deirector of Northland Communications Corporation	3-1-13

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 1(a) to the financial statements, the Partnership’s life expires on December 31, 2013, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP

Seattle, Washington

March 1, 2013

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Cash	$380,676	367,788
Accounts receivable (net of allowance of $7,000 and $4,000 in 2012 and 2011)	96,069	113,519
Due from affiliates	43,135	53,343
Prepaid expenses	47,918	52,960

Investment in cable television properties:
Property and equipment	13,450,135	13,294,657
Less accumulated depreciation	(10,821,531)	(10,592,877)

	2,628,604	2,701,780

Franchise agreements (net of accumulated amortization of $1,907,136 in 2012 and 2011 (Note 3(c))	2,292,704	2,292,204

Total investment in cable television properties	4,921,308	4,993,984
Loan fees (net of accumulated amortization of $104,373 and $100,345 in 2012 and 2011)	1,007	5,035

Total assets	$5,490,113	5,586,629

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$293,542	282,906
Due to General Partner and affiliates	9,365	24,978
Deposits	11,215	10,825
Subscriber prepayments	184,140	164,519
Term loan	553,376	928,376

Total liabilities	1,051,638	1,411,604

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(36,652)	(39,286)

	(35,652)	(38,286)

Limited partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,628,391)	(3,889,207)

	4,474,127	4,213,311

Total liabilities and partners’ capital	$5,490,113	5,586,629

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Revenue (including $60,434, $52,423 and $55,048, received from affiliate in 2012, 2011 and 2010, respectively)	$4,218,611	4,127,680	3,981,705

Expenses:
Operating / cost of revenue (including $60,107, $50,544, and $44,161, net, paid to affiliates in 2012, 2011, and 2010, respectively), excluding depreciation and amortization expense recorded below	482,133	461,207	432,012
General and administrative (including $491,796, $470,171, and $446,661, net, paid to affiliates in 2012, 2011, and 2010, respectively)	1,203,434	1,138,385	1,062,922
Programming / cost of revenue (including $37,021, $27,281, and $23,043, net, paid to affiliates in 2012, 2011, and 2010, respectively)	1,675,316	1,591,055	1,501,121
Depreciation / cost of revenue	528,758	552,171	523,842
Loss on impairment of franchise agreements	—	860,000	—
Loss on disposal of assets	36,734	—	300
System sales transaction costs	—	54,440	—

Operating income (loss)	292,236	(529,578)	461,508

Other income (expense):
Interest expense and amortization of loan fees	(29,131)	(38,106)	(47,197)
Other (expenses) net of interest income	345	582	(6,009)
Escrow proceeds	—	65,572	—

Net income (loss)	$263,450	(501,530)	408,302

Allocation of net income (loss):
General Partner	$2,634	(5,015)	4,083
Limited partners	260,816	(496,515)	404,219
Net income (loss) per limited partnership unit	14	(26)	21

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Deficit)

Years ended December 31, 2012, 2011, and 2010

	General Partner	Limited Partners	Total
Balance, December 31, 2009	$(37,354)	4,305,607	4,268,253
Net income	4,083	404,219	408,302

Balance, December 31, 2010	$(33,271)	4,709,826	4,676,555
Net loss	(5,015)	(496,515)	(501,530)

Balance, December 31, 2011	$(38,286)	4,213,311	4,175,025

Net income	2,634	260,816	263,450

Balance, December 31, 2012	$(35,652)	4,474,127	4,438,475

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$263,450	(501,530)	408,302
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	528,758	552,171	523,842
Amortization of loan fees	4,028	4,028	4,135
Escrow proceeds	—	(65,572)	—
Loss on disposal of assets	16,310	—	300
Loss on impairment of franchise agreement	—	860,000	—
Changes in certain assets and liabilities:
Accounts receivable	17,450	(25,615)	1,597
Due from affiliates	10,208	(5,560)	(14,739)
Prepaid expenses	5,042	9,143	(3,418)
Accounts payable and accrued expenses	16,845	(30,746)	(3,215)
Due to General Partner and affiliates	(15,613)	(4,981)	11,786
Deposits	390	575	3,850
Subscriber prepayments	19,621	839	(31,600)

Net cash provided by operating activities	866,489	792,752	900,840

Cash flows used in investing activities:
Purchase of property and equipment	(482,708)	(485,901)	(817,708)
Proceeds from sale of system	500	—	2,500
Escrow proceeds	—	65,572	—
Insurance proceeds	4,107	—	—
Increase in franchise agreements	(500)	—	—

Net cash used in investing activities	(478,601)	(420,329)	(815,208)

Cash flows used in financing activities:
Principal payments on term loan	(375,000)	(225,000)	(300,000)
Loan fees	—	—	(12,755)

Net cash used in financing activities	(375,000)	(225,000)	(312,755)

Increase (decrease) in cash	12,888	147,423	(227,123)
Cash, beginning of year	367,788	220,365	447,488

Cash, end of year	$380,676	367,788	220,365

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$31,033	31,471	43,062
Capital expenditures in accounts payable at December 31, 2012, 2011 and 2010	$32,962	39,171	12,807

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

(1)	Organization and Partners’ Interests

(a)	Formation and Business

Northland Cable Properties Eight Limited Partnership (the Partnership), a Washington limited partnership, was formed on September 21, 1988, and began operations on March 8, 1989. The Partnership was formed to acquire, develop and operate cable systems. The Partnership offers to residential and business customers traditional cable video programming, Internet services and telephone services on a subscription basis. Currently, the Partnership owns systems serving the cities of Aliceville, Alabama and certain surrounding areas, and Swainsboro, Georgia and certain surrounding areas. The Partnership has eleven nonexclusive franchises to operate these cable systems for periods, which will expire at various dates through 2019. Certain affiliates of the Partnership also own and operate other cable systems.

Northland Communications Corporation (the General Partner or Northland) manages the operations and is the General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2013. The General Partner intends to submit a proxy statement in mid-year 2013 that will include a request for an additional three year extension of the Partnership term. The extension of the Partnership’s life will require approval from a majority of its limited partners. No assurances can be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given this fact, the Partnership’s ability to continue as a going concern is in substantial doubt at December 31, 2012. The financial statements do not include any adjustments that might result from the uncertainty regarding the Company’s ability to extend the life of the Partnership.

Failure to extend the term of the Partnership would result in dissolution of the Partnership at December 31, 2013. The Partnership continues after dissolution solely for the purpose of winding up its activities. In winding up its activities, the Partnership may preserve the business or property as a going concern for a reasonable time and perform other necessary acts; and shall discharge the Partnership’s liabilities, settle and close the Partnership’s activities, and marshal and distribute the assets of the Partnership.

The Partnership is subject to certain risks as a cable, Internet and telephone operator. These include competition from alternative technologies (i.e., satellite), requirements to renew its franchise agreements, availability of capital and compliance with term loan covenants.

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

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

(3)	Summary of Significant Accounting Policies

(a)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $7,000 and $4,000 at December 31, 2012 and 2011, respectively.

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

In accordance with general accounting standards long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.

(c)	Intangible Assets

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tests these intangibles for impairment annually as of September 30th or on an interim basis if an event occurs or circumstances

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

change that would indicate the assets might be impaired. The Partnership’s test for impairment that was performed as of September 30, 2012 indicated that the fair value of the assets’ exceeded their carrying value.

The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually as of September 30th, or more frequently as warranted by events or changes in circumstances.

During the third quarter of 2011 the Partnership received an offer to purchase its cable systems constituting a triggering event under ASC 350. The Partnership tested and determined that the carrying value of the franchise agreements associated with its systems exceeded such assets’ fair value as of September 30, 2011. This was primarily the result of the offer price to purchase the Partnership’s cable systems being lower than their net book values. As a result, the Partnership recognized an estimated impairment loss of $860,000 in 2011.

(d)	Loan Fees

Loan fees are being amortized using the straight-line method over periods of one to five years (current weighted average remaining useful life of 6 months). The Partnership recorded amortization expense of $4,028, $4,028, and $4,135 in 2012, 2011, and 2010, respectively. Future amortization of loan fees is expected to be as follows:

2013	$1,007

(e)	Self Insurance

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. In 2012, 2011, and 2010, the Partnership was required to make contributions and was charged $1,632, $12,566, and $13,587, respectively, by the fund. Management suspended contributions during 2012 based on its assessment that the current balance would be sufficient to meet potential claims. As of December 31, 2012 and 2011, the fund (related to all Northland entities) had a balance of $748,007 and $877,216, respectively. Amounts paid from the fund related to all Northland entities were $168,481, $101,620, and $53,808, in 2012, 2011, and 2010, respectively. Of this amount the Partnership received $19,218, $0 and $0 in 2012, 2011 and 2010, respectively.

(f)	Revenue Recognition

Cable service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $72,081, $57,132, and $65,440, in 2012, 2011, and 2010 respectively.

(g)	Marketing Costs

The Partnership expenses marketing costs as they are incurred. Marketing costs attributable to operations were $23,060, $17,798, and $14,171 in 2012, 2011, and 2010, respectively.

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

We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 - quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 - significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2012.

	Total	Level 1	Level 2	Level 3
Cash	$380,676	$380,676	$—	$—

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2011.

	Total	Level 1	Level 2	Level 3
Cash	$367,788	$367,788	$—	$—

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by offering costs and limited partnership unit repurchases through the end of December 31, 2012. The Partnership has made no cash distributions to the limited partners as of December 31, 2012.

(5)	Transactions with the General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged by the General Partner were $210,931, $206,384, and $199,085 for 2012, 2011, and 2010, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner and its affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $261,205, $252,463, and $222,033 for 2012, 2011, and 2010, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $50,770, $34,830, and $44,290, net of payments received, under the terms of these agreements during 2012, 2011, and 2010, respectively.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2012, 2011, and 2010, the Partnership’s operations include charges of $101,772, $84,534, $92,091, respectively, for these services. Of this amount, $35,753, $30,216, and $43,633 were capitalized in 2012, 2011, and 2010, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $60,434, $52,423, and $55,048, in payments received under the terms of this agreement during 2012, 2011, and 2010, respectively.

(c)	Due from Affiliates

The receivable from affiliates consists of the following:

	December 31
	2012	2011
Reimbursable operating costs	(9,738)	(4,253)
Other amounts due from affiliates, net	52,873	57,596

	$43,135	53,343

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2012	2011
Management fees	$72	(349)
Reimbursable operating costs	10,410	25,802
Other amounts due to General Partner and affiliates, net
	(1,117)	(475)

	$9,365	24,978

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

(6)	Property and Equipment

Property and equipment consists of the following:

	2012	2011
Land and buildings	$54,451	79,015
Distribution plant	12,688,818	12,496,792
Other equipment	675,841	698,103
Construction in progress	31,025	20,747

	13,450,135	13,294,657

Accumulated depreciation	(10,821,531)	(10,592,877)

Property and equipment, net of accumulated depreciation	$2,628,604	2,701,780

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31
	2012	2011
Accounts payable	$42,997	61,144
Program license fees	133,290	126,449
Pole rental	31,064	31,064
Franchise fees	34,341	34,819
Copyright fees	5,346	5,220
Other	46,504	24,210

	$293,542	282,906

(8)	Term Loan

In December 2012, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date to June 30, 2013. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Interest rates are based on LIBOR and include a margin paid to the lender based on overall leverage, and may increase or decrease as the Partnership’s leverage fluctuates. The interest rate was 3.21% as of December 31, 2012. Principal payments plus interest are due quarterly until maturity on June 30, 2013, at which time a balloon payment of $478,376 is due. As of December 31, 2012 and 2011, the balance of the term loan agreement was $553,376 and $928,376, respectively.

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 2.00 to 1 decreasing over time to 1.75 to 1 and a Cash Flow to Debt Service Ratio of no less than 1.25 to 1 among other restrictions. The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of December 31, 2012, the Partnership was in compliance with the terms of the amended loan agreement.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

Annual maturities of the term loan after December 31, 2012 are as follows:

2013	$553,376

(9)	Income Taxes

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

There was no taxable income allocated to the Limited Partners in 2012, 2011 and 2010. The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (Reallocated Limited Partner Losses). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

The Partnership follows FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The Partnership had no unrecognized tax benefits as of December 31, 2012 and 2011.

(10)	Commitments and Contingencies

(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense related to these leases was $15,630, $14,482, and $13,900 in 2012, 2011, and 2010, respectively. Minimum lease payments through the end of the lease terms are as follows:

2013	6,420
2014	1,680
2015	1,200
2016	1,200
2017	1,200
Thereafter	75,900

$87,600

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals for the years ended December 31, 2012, 2011, and 2010 was $121,902, $111,070, and $107,334.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2012 and 2011

(11)	Escrow Proceeds and Potential Sale of Systems

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

On October 20, 2011, the Partnership executed a purchase and sale agreement (the “NCTI Purchase Agreement”) to sell all of the operating assets and franchise rights of its remaining cable systems to Northland Cable Television, Inc. (“NCTI”), an affiliate of Northland Communications Corporation, the general partner of the Partnership. On December 13, 2011, NCTI exercised its right to terminate the NCTI Purchase Agreement between the Partnership and NCTI. NCTI pursued financing for the proposed transaction, but due to the state of the credit markets, any available financing proved to be prohibitively expensive and prevented NCTI from going forward with the proposed transaction.

Fees for legal and accounting activities in connection with the potential sale of the Partnership’s systems amounted to $0, $54.440 and $0 for 2012, 2011 and 2010, respectively, and have been expensed as incurred within system sales transaction costs in the accompanying statement of operations.