Form 10-Q
period 2013-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2013-05-08
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART 1 - FINANCIAL INFORMATION		3
ITEM 1.	Financial Statements (Unaudited)	3
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	10
ITEM 4.	Controls and Procedures	11
PART II - OTHER INFORMATION		12
ITEM 1	Legal proceedings	12
ITEM 1A	Risk Factors	12
ITEM 2	Changes in securities	12
ITEM 3	Defaults upon senior securities	12
ITEM 4	Submission of matters to a vote of security holders	12
ITEM 5	Other information	12
ITEM 6	Exhibits	12
SIGNATURES		13
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	March 31, 2013	December 31, 2012

ASSETS

Cash	$531,915	$380,676
Accounts receivable, net of allowance of $5,500 and $7,000 in 2013 and 2012, respectively	91,941	96,069
Due from affiliates	41,071	43,135
Prepaid expenses	79,327	47,918
Property and equipment, net of accumulated depreciation of $10,956,710, and $10,821,531, respectively	2,621,742	2,628,604
Franchise agreements, net of accumulated amortization of $1,907,136	2,292,704	2,292,704
Loan fees, net of accumulated amortization of $105,380 and $104,373, respectively	0	1,007

Total assets	5,658,700	5,490,113

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	306,318	293,542
Due to General Partner and affiliates	41,451	9,365
Deposits	9,990	11,215
Subscriber prepayments	195,909	184,140
Term loan	553,376	553,376

Total liabilities	1,107,044	1,051,638

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(35,473)	(36,652)

	(34,473)	(35,652)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,516,389)	(3,628,391)

	4,586,129	4,474,127

Total partners’ capital	4,551,656	4,438,475

Total liabilities and partners’ capital	5,658,700	5,490,113

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2013	2012

Service revenues	$1,114,731	$1,064,114

Expenses:
Cable system operations / cost of revenue (including $16,276, and $15,865 to affiliates in 2013 and 2012, respectively), excluding depreciation shown below	124,504	118,584
General and administrative (including $137,841 and $121,670 to affiliates in 2013 and 2012, respectively)	299,740	279,369
Programming / cost of revenue (including $9,726, and $8,221 to affiliates in 2013 and 2012, respectively)	434,610	411,956
Depreciation / cost of revenue	135,179	131,396
Loss on disposal of assets	0	195

	994,033	941,500

Insurance proceeds	2,564	—

Income from operations	123,262	122,614

Other income (expense):
Interest expense and amortization of loan fees	(5,442)	(8,061)
Interest income	81	100

	(5,361)	(7,961)

Net income	$117,901	$114,653

Allocation of net income:

General Partner (1%)	$1,179	$1,147

Limited Partners (99%)	$116,722	$113,506

Net income per limited partnership unit: (19,087 units)	$6.12	$5.95

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117,901	$114,653
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	135,179	131,396
Amortization of loan fees	1,007	1,007
Insurance proceeds	(2,564)	—
Loss on disposal of assets	—	195
(Increase) decrease in operating assets:
Accounts receivable	4,128	31,912
Due from affiliates	2,064	(1,576)
Prepaid expenses	(31,409)	(79,200)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	19,832	14,486
Due to General Partner and affiliates	32,086	(18,076)
Subscriber prepayments and deposits	10,544	16,008

Net cash provided by operating activities	288,768	210,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(135,373)	(118,942)
Insurance proceeds	2,564	0
Increase in intangibles	0	(500)

Net cash used in investing activities	(132,809)	(119,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	0	(75,000)
Distribution on behalf of limited partners for tax purposes	(4,720)	0

Net cash used in financing activities	(4,720)	(75,000)

INCREASE IN CASH	151,239	16,363

CASH, beginning of period	380,676	367,788

CASH, end of period	$531,915	$384,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$2,908	$9,661

Capital expenditures in accounts payable at March 31, 2013 and 2012	$25,906	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited condensed financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2013, its statements of operations for the three months ended March 31, 2013 and 2012, and its statements of cash flows for the three months ended March 31, 2013 and 2012. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

Northland Communications Corporation (the General Partner or Northland) manages the operations and is the General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2013. The General Partner intends to submit a proxy statement in mid-year 2013 that will include a request for an additional three year extension of the Partnership term. The extension of the Partnership’s life will require approval from a majority of its limited partners. No assurances can be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given this fact, the Partnership’s ability to continue as a going concern is in substantial doubt at March 31, 2013. The financial statements do not include any adjustments that might result from the uncertainty regarding the Northland’s ability to extend the life of the Partnership.

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

(3) Term Loan

In December 2012, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date to June 30, 2013. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. As of March 31, 2013, the balance of the term loan agreement was $553,376.

Principal payments are withdrawn by the lender from the Partnership’s bank account as of the last day of each quarter. As March 31, 2013, fell on a Sunday, the first quarter principal payment of $75,000 was withdrawn on Monday, April 1, 2013. On June 30, 2013 the Partnership’s term loan matures and $478,376 becomes due and payable as of that date.

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.

The General Partner submits quarterly debt compliance reports to the Partnership’s creditor under this agreement. As of March 31, 2013, the Partnership was in compliance with the terms of its credit agreement.

The Partnership follows general accounting standards that require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. Due to the variable interest rate the carrying value of the term loan approximates fair value.

As of March 31, 2013, the balance under the credit facility was $553,376 at a LIBOR based interest rate of 3.20%. This interest rate expired on April 30, 2013, at which time the LIBOR based rate of 3.20% was extended through May 31, 2013.

(4) Litigation

The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements, prospects or debt service abilities.

(5) Fair Value of Assets

We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 - quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 - significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets measured at fair value on a recurring basis at March 31, 2013.

	Total	Level 1	Level 2	Level 3

Cash	$531,915	$531,915	$0	$0

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2012.

	Total	Level 1	Level 2	Level 3

Cash	$380,676	$380,676	$0	$0

The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying values of cash and the variable rate term loan approximate fair value.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three months ended March 31, 2013 and 2012

Total video basic subscribers decreased from 4,127 as of March 31, 2012 to 3,932 as of March 31, 2013. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,114,731 for the three months ended March 31, 2013, an increase of 5% from $1,064,114 for the three months ended March 31, 2012. Revenues for the three months ended March 31, 2013 were comprised of the following sources:

•	$641,522 (58%) from basic and expanded video services

•	$288,463 (26%) from high speed internet services

•	$25,349 (2%) from premium video services

•	$69,215 (6%) from telephony services

•	$16,039 (1%) from advertising

•	$28,640 (3%) from late fees

•	$45,503 (4%) from other sources

Average monthly revenue per subscriber increased $9.41 or approximately 11% from $86.89 for three months ended March 31, 2012 to $96.30 for the three months ended March 31, 2013. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2013, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense and loss on disposal of assets totaled $124,504 for the three months ended March 31, 2013, an increase of approximately 5% from the same period in 2012. The increase is primarily attributable to an increase in operating salaries offset by a decrease in vehicle operating expenses.

General and administrative expenses totaled $299,740 for the three months ended March 31, 2013, an increase of approximately 7% from $279,369 for the same period in 2012. This increase is primarily attributable to higher administrative services, audit fees and marketing expenses offset by decreased administrative salaries as a result of an open position.

Programming expenses totaled $434,610 for the three months ended March 31, 2013, an increase of approximately 5% over the same period in 2012. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $135,179 for the three months ended March 31, 2013, an increase of approximately 3% over the same period in 2012. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees totaled $5,442 for the three months ended March 31, 2013, a decrease of approximately 32% over the same period in 2012. This decrease is attributable to lower average outstanding indebtedness as a result of required principal payments.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for cable and other services. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, planned capital expenditures, debt service and working capital needs over the next twelve-month period. On June 30, 2013, the Partnership’s term loan matures and $478,376 becomes due and payable as of that date.

Net cash provided by operating activities totaled $288,768 for the three months ended March 31, 2013. Adjustments to the $117,901 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $135,179 and changes in other operating assets and liabilities of $37,245.

Net cash used in investing activities totaled $132,809 for the three months ended March 31, 2013 and consisted primarily of purchases of property and equipment.

Net cash used in financing activities for the three months ended March 31, 2013 consisted of $4,720 in distribution on behalf of limited partners for tax purposes.

Term Loan

In December 2012, the Partnership agreed to certain terms and conditions with its existing lender and amended its credit agreement. The terms of the amendment extend the maturity date to June 30, 2013. Interest rates are based on the Adjusted LIBOR Rate, plus a margin of 3.0 percent per annum. The term loan is collateralized by a first lien position on all present and future assets of the Partnership. Principal payments plus interest are due quarterly. As of March 31, 2013, the balance of the term loan agreement was $553,376.

Principal payments are withdrawn by the lender from the Partnership’s bank account as of the last day of each quarter. As March 31, 2013, fell on a Sunday, the first quarter principal payment of $75,000 was withdrawn on Monday, April 1, 2013. On June 30, 2013 the Partnership’s term loan matures and $478,376 becomes due and payable as of that date.

Under the terms of the amended loan agreement, the Partnership has agreed to restrictive covenants which require the maintenance of certain ratios, including a Funded Debt to Cash Flow Ratio of no more than 1.75 to 1 and a Cash Flow Coverage Ratio of no less than 1.25 to 1, among other restrictions.

As of the date of this filing, the balance under the credit facility is $478,376 at a LIBOR based interest rate of 3.20%. This interest rate expired on April 30, 2013, at which time the LIBOR based rate of 3.20% was extended through May 31, 2012.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual maturities related to the refinanced credit facility and required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2013:

		Payments Due By Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 years	More than 5 years

Term Loan	553,376	553,376	0	0	0

Minimum operating lease payments	87,120	6,420	2,700	2,400	75,600

Total	$640,496	$559,796	$2,700	$2,400	$75,600

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2013.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $121,902 in 2012.

(c)	Note that obligations related to the Partnership’s term loan exclude interest expense as it cannot be determined given the variable interest rate. Interest expense was $25,103 in 2012.

Capital Expenditures

During the first three months of 2013, the Partnership paid $135,373 for capital expenditures. These expenditures included continued upgrades to both systems to expand and maintain the high speed data service capabilities, customer premise equipment to provide services and a new vehicle.

Management has estimated that the Partnership will spend approximately $428,000 on capital expenditures during the remainder of 2013. Planned expenditures include the continuation of the expansion of high speed data capacity in both systems, potential line extension opportunities, and customer premise equipment to provide services. The level of future capital spending will be dependent on the Partnership’s available cash on hand and its debt obligations.

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

The Partnership is subject to market risks arising from changes in interest rates. The Partnership’s primary interest rate exposure results from changes in the LIBOR rate, which is used to determine the interest rate applicable to the Partnership’s debt facility. The Partnership has from time to time entered into interest rate swap agreements to partially hedge interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. As of the date of this filing, the Partnership is not involved in any interest rate swap agreements. The potential loss over the remaining term of the debt facility that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all of the Partnership’s variable rate obligations would be approximately $1,400.

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

ITEM 1A Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2012 Form 10-K.

ITEM 2 Changes in securities

None

ITEM 3 Defaults upon senior securities

None

ITEM 4 Submission of matters to a vote of security holders

None

ITEM 5 Other information

None

ITEM 6 Exhibits

(a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 8, 2013 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 8, 2013 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 8, 2013 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 8, 2013 pursuant to section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I, CLARK	Executive Vice President, Treasurer and Assistant Secretary	5-8-13
Richard I. Clark

/s/ GARY S. JONES	President	5-8-13
Gary S. Jones