Form 10-Q
period 2013-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2013-11-01
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2013

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
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	September 30, 2013	December 31, 2012

ASSETS

Cash	$61,268	$380,676
Accounts receivable, net of allowance of $5,500 and $4,000 in 2013 and 2012, respectively	119,717	96,069
Due from affiliates	12,129	43,135
Prepaid expenses	100,483	47,918
Property and equipment, net of accumulated depreciation of $11,215,444, and $10,821,531, respectively	2,686,475	2,628,604
Franchise agreements, net of accumulated amortization of $1,907,136	2,292,704	2,292,704
Loan fees, net of accumulated amortization of $105,380 and $104,373, respectively	—	1,007

Total assets	$5,272,776	$5,490,113

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable and accrued expenses	$291,981	$293,542
Due to General Partner and affiliates	147,738	9,365
Deposits	10,440	11,215
Subscriber prepayments	169,663	184,140
Term loan	—	553,376

Total liabilities	619,822	1,051,638

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(34,460)	(36,652)

	(33,460)	(35,652)

Limited Partners:
Contributed capital, net (19,087 units)	8,102,518	8,102,518
Accumulated deficit	(3,416,104)	(3,628,391)

	4,686,414	4,474,127

Total partners’ capital	4,652,954	4,438,475

Total liabilities and partners’ capital	$5,272,776	$5,490,113

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2013	2012
Service revenues	$3,384,936	$3,182,161

Expenses:
Cable system operations / cost of revenue (including $47,804, and $43,197 to affiliates in 2013 and 2012, respectively), excluding depreciation shown below	394,669	358,448
General and administrative (including $411,044 and $361,015 to affiliates in 2013 and 2012, respectively)	998,880	882,026
Programming / cost of revenue (including $40,214, and $26,015 to affiliates in 2013 and 2012, respectively)	1,348,763	1,254,961
Depreciation / cost of revenue	416,622	393,670
Loss on disposal of assets	210	24,588

	3,159,144	2,913,693

Insurance proceeds	2,564	—

Income from operations	228,356	268,468

Other income (expense):
Interest expense and amortization of loan fees	(9,310)	(22,274)
Interest income	153	263

	(9,157)	(22,011)

Net income	$219,199	$246,457

Allocation of net income:

General Partner (1%)	$2,192	$2,465

Limited Partners (99%)	$217,007	$243,992

Net income per limited partnership unit: (19,087 units)	$11.37	$12.78

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended September 30,
	2013	2012
Service revenues	$1,126,809	$1,051,043

Expenses:
Cable system operations / cost of revenue (including $17,228, and $14,713 to affiliates in 2013 and 2012, respectively), excluding depreciation shown below	137,525	121,446
General and administrative (including $135,142 and $121,251 to affiliates in 2013 and 2012, respectively)	367,366	299,152
Programming / cost of revenue (including $15,858, and $8,886 to affiliates in 2013 and 2012, respectively)	461,335	418,262
Depreciation / cost of revenue	142,088	131,538
Loss on disposal of assets	210	—

	1,108,524	970,398

Income from operations	18,285	80,645

Other income (expense):
Interest expense and amortization of loan fees	—	(6,832)
Interest income	5	82

	5	(6,750)

Net income	$18,290	$73,895

Allocation of net income:

General Partner (1%)	$183	$739

Limited Partners (99%)	$18,107	$73,156

Net income per limited partnership unit: (19,087 units)	$0.95	$3.83

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,199	$246,457
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	416,622	393,670
Amortization of loan fees	1,007	3,021
Insurance proceeds	(2,564)	—
Loss on disposal of assets	210	4,588
(Increase) decrease in operating assets:
Accounts receivable	(23,648)	15,123
Due from affiliates	31,006	3,748
Prepaid expenses	(52,565)	(51,364)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	29,097	11,940
Due to General Partner and affiliates	138,373	(14,323)
Subscriber prepayments and deposits	(15,252)	(22,449)

Net cash provided by operating activities	741,485	590,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(505,361)	(374,984)
Proceeds from sale of assets	—	500
Insurance proceeds	2,564	—
Increase in intangibles	—	(500)

Net cash used in investing activities	(502,797)	(374,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	(553,376)	(300,000)
Distribution on behalf of limited partners for tax purposes	(4,720)	0

Net cash used in financing activities	(558,096)	(300,000)

DECREASE IN CASH	(319,408)	(84,573)

CASH, beginning of period	380,676	367,788

CASH, end of period	$61,268	$283,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,303	$19,966

Capital expenditures in accounts payable at September 30, 2013 and 2012	$2,304	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited condensed financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2013, its statements of operations for the three and nine months ended September 30, 2013 and 2012, and its statements of cash flows for the nine months ended September 30, 2013 and 2012. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

Northland Communications Corporation (the General Partner or Northland) manages the operations and is the General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2013. On October 1, 2013, a definitive proxy statement on Schedule 14A and an accompanying proxy card were mailed to limited partners of record as of September 15, 2013, in connection with a special meeting to be held on December 17, 2013. The special meeting is called for the purpose of considering a proposal to amend the Partnership Agreement, to extend the term of the Partnership from December 31, 2013 to December 31, 2016. Extension of the Partnership’s life will need approval from a majority of its limited partners. No assurances can be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given this fact, the Partnership’s ability to continue as a going concern is in substantial doubt at September 30, 2013. The financial statements do not include any adjustments that might result from the uncertainty regarding Northland’s ability to extend the life of the Partnership.

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

(2) Intangible Assets

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter using financial information as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired. The Partnership’s test for impairment that was performed during the fourth quarter of 2013 indicated that the fair value of the assets exceeded their carrying value.

(3) Term Loan

The Partnership’s term loan matured on June 30, 2013. The term loan was collateralized by a first lien position on all present and future assets of the Partnership. Principal payments were withdrawn by the lender from the Partnership’s bank account as of the last day of each quarter. As June 30, 2013, fell on a Sunday, the final principal payment of $478,376 was withdrawn on Monday, July 1, 2013, representing payment in full of its term loan.

(4) Litigation

The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

(5) Fair Value of Assets

We measure certain financial assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 – quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 – significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets measured at fair value on a recurring basis at September 30, 2013.

	Total	Level 1	Level 2	Level 3

Cash	$61,268	$61,268	$—	$—

The following table summarizes the balances of assets measured at fair value on a recurring basis at December 31, 2012.

	Total	Level 1	Level 2	Level 3

Cash	$380,676	$380,676	$—	$—

The Partnership follows the provisions of FASB ASC 820 Fair Value Measurements and Disclosures. The carrying value of cash approximates fair value.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 2013 and 2012

Total video basic subscribers decreased from 3,815 as of September 30, 2012 to 3,553 as of September 30, 2013. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $3,384,936 for the nine months ended September 30, 2013, an increase of 6% from $3,182,161 for the nine months ended September 30, 2012. Revenues for the nine months ended September 30, 2013 were comprised of the following sources:

•	$1,866,786 (55%) from basic and expanded video services

•	$904,601 (27%) from high speed internet services

•	$74,669 (2%) from premium video services

•	$253,666 (7%) from telephony services

•	$50,291 (2%) from advertising

•	$85,746 (3%) from late fees

•	$149,177 (4%) from other sources

Average monthly revenue per subscriber increased $10.92 or approximately 12% from $88.87 for nine months ended September 30, 2012 to $99.79 for the nine months ended September 30, 2013. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2013, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense and loss on disposal of assets totaled $394,669 for the nine months ended September 30, 2013, an increase of approximately 10% from the same period in 2012. The increase is primarily attributable to an increase in operating salaries offset by a decrease in pole rental expenses.

General and administrative expenses totaled $998,880 for the nine months ended September 30, 2013, an increase of approximately 13% from $882,026 for the same period in 2012. This increase is primarily attributable to higher administrative services, legal expense, audit fees, marketing expenses and management fees offset by decreased administrative salaries as a result of an open position.

Programming expenses totaled $1,348,763 for the nine months ended September 30, 2013, an increase of approximately 7% over the same period in 2012. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $416,622 for the nine months ended September 30, 2013, an increase of approximately 6% over the same period in 2012. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees totaled $9,310 for the nine months ended September 30, 2013, a decrease of approximately 58% over the same period in 2012. This decrease in interest expense and loan fees is attributable to the Partnership paying off the outstanding balance of its term loan on July 1, 2013.

Results of Operations - Three months ended September 30, 2013 and 2012

Total video basic subscribers decreased from 3,815 as of September 30, 2012 to 3,553 as of September 30, 2013. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the

Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,126,809 for the three months ended September 30, 2013, an increase of 7% from $1,051,043 for the three months ended September 30, 2012. Revenues for the three months ended September 30, 2013 were comprised of the following sources:

•	$595,105 (53%) from basic and expanded video services

•	$307,218 (27%) from high speed internet services

•	$23,852 (2%) from premium video services

•	$96,947 (9%) from telephony services

•	$17,826 (2%) from advertising

•	$28,328 (2%) from late fees

•	$57,533 (5%) from other sources

Average monthly revenue per subscriber increased $12.93 or approximately 14% from $91.09 for three months ended September 30, 2012 to $104.02 for the three months ended September 30, 2013. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2013, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense and loss on disposal of assets totaled $137,525 for the three months ended September 30, 2013, an increase of approximately 13% from the same period in 2012. The increase is primarily attributable to an increase in operating salaries offset by a decrease in pole rental expenses.

General and administrative expenses totaled $367,366 for the three months ended September 30, 2013, an increase of approximately 23% from $299,152 for the same period in 2012. This increase is primarily attributable to higher administrative services, legal expense, bad debt expense, audit fees and marketing expenses offset by decreased administrative salaries as a result of an open position.

Programming expenses totaled $461,335 for the three months ended September 30, 2013, an increase of approximately 10% over the same period in 2012. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $142,088 for the three months ended September 30, 2013, an increase of approximately 8% over the same period in 2012. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees decreased from $6,832 for the three months ended September 30, 2012, to $0 for the three months ended September 30, 2013. The Partnership paid off the outstanding balance of its term loan on July 1, 2013.

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

Net cash provided by operating activities totaled $741,485 for the nine months ended September 30, 2013. Adjustments to the $219,199 net income for the period to reconcile to net cash provided by operating activities consisted primarily of depreciation of $416,622 and changes in other operating assets and liabilities of $107,011.

Net cash used in investing activities totaled $502,797 for the nine months ended September 30, 2013 and consisted primarily of purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2013 consisted of a $553,376 in scheduled principal payments and $4,720 in distribution on behalf of limited partners for tax purposes.

Term Loan

The Partnership’s term loan matured on June 30, 2013. The term loan was collateralized by a first lien position on all present and future assets of the Partnership. Principal payments were withdrawn by the lender from the Partnership’s bank account as of the last day of each quarter. As June 30, 2013, fell on a Sunday, the final principal payment of $478,376 was withdrawn on Monday, July 1, 2013, representing payment in full of its term loan.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2013:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years

Minimum operating lease payments	$81,660	$1,860	$2,400	$2,400	$75,000

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2013.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $121,902 in 2012.

Capital Expenditures

During the first nine months of 2013, the Partnership paid $505,361 for capital expenditures. These expenditures included continued upgrades to both systems to expand and maintain the high speed data service capabilities, customer premise equipment to provide services and a new vehicle.

Management has estimated that the Partnership will spend approximately $125,000 on capital expenditures during the remainder of 2013. Planned expenditures include continuing to expand and maintain high speed data capacity in both systems, seeking potential line extension opportunities, and customer premise equipment to provide services. The level of future capital spending will be dependent on the Partnership’s available cash on hand.

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

The Partnership is not subject to market risks arising from changes in interest rates as its cash balance is comprised of deposits at financial institutions.

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

PART II - OTHER INFORMATION

ITEM 1 Legal proceedings

The Partnership is party to ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

ITEM 1A Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2012 Form 10-K.

ITEM 6 Exhibits

(a) Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 1, 2013 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 1, 2013 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 1, 2013 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 1, 2013 pursuant to section 906 of the Sarbanes-Oxley Act

101	The following financial information from Northland Cable Properties Eight Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I. CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-1-13

/s/ GARY S. JONES	President	11-1-13
Gary S. Jones