Form 10-K
period 2013-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2014-02-28
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $2,147,307 ($113 per unit) based on the average secondary market trading information for the year ended December 31, 2013.

At December 31, 2013, there were 19,087 Limited Partnership Units outstanding.

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

PART I

ITEM 1. BUSINESS

Northland Cable Properties Eight Limited Partnership (the “Partnership”) is a Washington limited partnership consisting of one general partner and 852 limited partners holding 19,087 partnership units as of December 31, 2013. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as “Northland” or the “General Partner”). Northland manages the operations of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2016. The Amendment to extend the term of the Partnership from December 31, 2013, to December 31, 2016, was approved at a special meeting of the limited partners on December 17, 2013.

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

NORTHLAND NETWORKS, INC. – formed in 2010 and is an 81% shareholder of Northland Cable Television, Inc.

NORTHLAND CABLE SERVICES CORPORATION (“NCSC”) - formed in August 1993 and principally involved in the support of computer software used in billing and financial record keeping for, and Internet and telephone services offered by, Northland-affiliated cable systems. NCSC also provides technical support associated with the build out and upgrade of Northland affiliated cable systems. NCSC is the sole shareholder of Cable Ad-Concepts, Inc.

CABLE AD-CONCEPTS, INC. - formed in November 1993 and principally involved in the sale, development and production of video commercial advertisements that are cablecast on Northland-affiliated cable systems.

The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2013, the total number of basic video subscribers served by the Systems was 3,448, and the Partnership’s penetration rate (basic video subscribers as a percentage of homes passed) was approximately 30%.

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

The following is a description of the areas served by the Systems as of December 31, 2013. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, Internet and telephone).

Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2013 is as follows:

Basic Video Subscribers	1,807
Digital Video Subscribers	471
Internet Subscribers	975
Telephone Subscribers	453
Estimated Homes Passed	6,331

Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2013 is as follows:

Basic Video Subscribers	1,641
Digital Video Subscribers	379
Internet Subscribers	817
Telephone Subscribers	315
Estimated Homes Passed	5,629

The Partnership had 11 employees as of December 31, 2013. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner’s accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

Partnership revenues are derived primarily from monthly payments received from video, Internet and telephone subscribers. Subscribers are divided into six categories: basic video subscribers, expanded basic video subscribers, premium video subscribers, digital video subscribers, Internet subscribers and telephone subscribers. “Basic video subscribers” are households that subscribe to the basic level of service, which generally provides access to the four major television networks (ABC, NBC, CBS and FOX), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. “Expanded basic video subscribers” are households that subscribe to an additional level of certain satellite programming services, the content of which varies from system to system. “Premium video subscribers” are households that subscribe to one or more “pay channels” in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, or The Movie Channel. “Digital video subscribers” are those who subscribe to digitally delivered video and audio services. “Internet Subscribers” are those who subscribe to the Partnership’s Internet service, which is offered via a cable modem. “Telephone Subscribers” are those who subscribe to the Partnership’s telephony service, known as Voice over Internet Protocol, or VoIP.

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

Broadcast Television

Cable systems have traditionally competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an “off-air” antenna. The extent of this competition is dependent in part upon the quality and quantity of signals available by antenna reception as compared to the services provided by the local cable system. Accordingly, cable operators find it less difficult to obtain higher penetration rates in rural areas (where signals available off-air are limited) than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems. The recent licensing of digital spectrum by the Federal Communications Commission (“FCC”) has provided incumbent broadcast licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

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

Direct Broadcast Satellite Service

High-powered, direct-to-home satellites have made possible the wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. The two leading DBS providers have experienced dramatic growth over the last several years. Companies offering direct broadcast satellite service use video compression technology to increase channel capacity of their systems and to provide packages of movies, satellite networks and other program services which are competitive to those of cable systems. DBS companies historically faced significant legal and technological impediments to providing popular local broadcast programming to their customers. Federal legislation has reduced this competitive disadvantage, and has reduced the compulsory copyright fees paid by DBS companies and allowed them to continue offering distant network signals to rural customers. The availability of low or no cost DBS equipment, delivery of local signals in some markets and exclusivity with respect to certain sports programming has increased DBS’s market share over recent years. The impact of DBS services on the Partnership’s market share within its service areas cannot be precisely determined but is estimated to have taken away a significant number of subscribers. Satellite carriers are attempting to expand their service offerings to include, among other things, Internet services and are entering joint marketing arrangements with local telecommunications providers.

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

Internet Services

The Partnership’s cable systems are offering Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as existing Internet service providers (“ISPs”) and telecommunications companies. The deployment of digital subscriber line (“DSL”) technology allows Internet access over telephone lines and transmission rates far in excess of conventional dial-up modems. Many local telephone companies are seeking to provide Internet services without regard to their present service boundaries. Further, the FCC has recently reduced the regulatory burden on local telephone companies by, for example, reducing their obligation to provide Internet on a wholesale basis to competitors.

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

Net Neutrality: In October 2009, the FCC published a detailed Notice of Proposed Rule Making (the “Notice”) and a draft of proposed regulation that, if adopted, would convert the existing non-binding FCC “principles” of Internet openness into enforceable regulations. On December 21, 2010, the FCC adopted net neutrality rules, which largely implement existing Internet traffic and management practices reflected in the FCC “principles” and impose new-non-discrimination and transparency rules. The FCC rules codify three basic principles for providers of broadband Internet access. The three principles (1) require transparent disclosure to consumers terms, performance, and network management practices; (2) prohibit blocking of lawful content, applications, or services, or the use of non-harmful devices; (3) bar unreasonable discrimination against the transmission of lawful traffic over broadband internet access service. These rules are directed to providers of last mile Internet access to all or substantially all Internet endpoints, not to peering or backbone arrangements. These principles apply not only for residential use but for services to small businesses, schools and libraries. Excluded from the set of regulated broadband access providers are coffee shops, bookstores, and airlines. Wireless broadband service is held to a lower bar which may give them a competitive advantage over the Partnership.

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

Phone Service

The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services. In particular, it limited the regulatory role of local franchising authorities. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and the Partnership’s own entry into the field of phone service. The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified. The FCC has concluded that alternative voice technologies, like certain types of VoIP, should be regulated only at the federal level, rather than by individual states. While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation obligations to alternative voice technology. The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (“E911”), making Universal Service Fund contributions obligations, and it has extended requirements for accommodating law enforcement wiretaps to such providers. The FCC decision regarding 911 emergency services implementation caused the Partnership to slow its implementation of VoIP services to its various systems. The Partnership is not certificated as competitive local exchange carriers in any of the states in which it operates. Rather, the Partnership provides VoIP services that are not generally subject to regulation by state or local jurisdictions. Also, the FCC has preempted some state commission regulation of VoIP services, but has stated that its preemption does not extend to state consumer protection requirements. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.

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

Digital Millennium Copyright Act

Management regularly receives notices of claimed infringements by our Internet service users. The owners of copyrights and trademarks have been increasingly active to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of, the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. Congress has not adopted similar protections for trademark infringement claims.

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

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities in areas where the local franchising authority has asserted regulatory authority and where the cable operator lacks “effective competition.” However, the FCC and the U.S. Congress continue to be concerned that cable rate increases are excessive. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede the Partnership’s ability to raise its rates. If the Partnership is unable to raise its rates in response to increasing costs, its income would decrease.

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an a la carte basis or to at least offer a separately available child-friendly ‘‘Family Tier.’’ It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect the Partnership’s operations by disrupting its preferred marketing practices.

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

Conflicts of interest may arise between management of Northland Communications Corporation, the general partner and its affiliates, and the limited partners. As a result of these conflicts, it is possible that the general partner may favor its own interests and the interests of its affiliates over the interests of the Partnership’s limited partners.

The limited partnerss have limited voting rights and limited ability to influence the Partnership’s operations and activities.

The limited partners have only limited voting rights on matters affecting the Partnership’s operations and activities and, therefore, limited ability to influence management’s decisions regarding the Partnership’s business. Limited partners’ voting rights are further restricted by the partnership agreement provisions providing limited ability of limited partners to call meetings or to acquire information about operations, as well as other provisions limiting the limited partners’ ability to influence the manner or direction of management.

Furthermore, the limited partners did not elect the general partner or the board of directors of the general partner and there is no process by which the limited partners elect the general partner or the board of directors of the general partner on an annual or other continuing basis. The trading price at which limited partnership units trade may be adversely affected by these circumstances.

The control of the general partner may be transferred to a third party without limited partner consent.

The general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the limited partners. Furthermore, the partnership agreement does not restrict the ability of the shareholders of the general partner from transferring their respective interests in the general partner to a third party. The new controlling parties of the general partner would then be in a position to replace the board of directors of the general partner with their own choices and to control the decisions taken by the board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership’s cable systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership’s cable plant passed approximately 11,960 homes as of December 31, 2013. Management believes that the Partnership’s plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	There is no established public trading market for the Partnership’s units of limited partnership interest.

(b)	The approximate number of equity holders as of December 31, 2013, is as follows:

Limited Partners:	852
General Partners:	1

(c)	During 2013, 2012 and 2011 the Partnership made no cash distributions to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS:
Revenue	$4,487,627	$4,218,611	$4,127,680	$3,981,705	$3,892,940
Operating income (loss)	224,760	292,236	(529,578)	461,508	524,213

Net income (loss)	215,607	263,450	(501,530)	408,302	457,225
Net income (loss) per limited partnership unit	$11	$14	($26)	$21	$24

	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Total assets	5,229,604	5,490,113	5,586,629	6,321,108	6,267,967
Term loan	—	553,376	928,376	1,153,376	1,453,376
Total liabilities	580,242	1,051,638	1,411,604	1,644,553	1,999,714
General partner’s deficit	(33,496)	(35,652)	(38,286)	(33,271)	(37,354)
Limited partners’ capital	4,682,858	4,474,127	4,213,311	4,709,826	4,305,607

	Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$1,102,691	$1,126,809	$1,143,396	$1,114,731	$1,036,450	$1,051,043	$1,067,004	$1,064,114
Operating (loss) income	(3,596)	18,284	86,810	123,262	23,768	80,645	65,209	122,614
(Loss) income from operations	(3,593)	18,290	83,009	117,901	16,993	73,895	57,909	114,653

Net (loss) income from operations per limited partnership unit	($0)	$1	$4	$6	$1	$4	$3	$6

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2013 and 2012

Total basic video subscribers decreased from 3,767 as of December 31, 2012, to 3,448 as of December 31, 2013. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data and phone products.

Revenue totaled $4,487,627 for the year ended December 31, 2013, increasing 6% from $4,218,611 for the year ended December 31, 2012. Revenues for the year ended December 31, 2013 were comprised of the following sources:

•	$2,425,257 (54%) from basic and expanded basic video services

•	$1,210,386 (27%) from Internet services

•	$356,662 (8%) from telephone services

•	$96,434 (2%) from premium video services

•	$71,351 (2%) from advertising

•	$112,418 (2%) from late fees

•	$215,119 (5%) from other sources

Average monthly revenue per subscriber increased $11.75, or approximately 13%, from $89.47 for the year ended December 31, 2012, to $101.22 for the year ended December 31, 2013. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2013 and increased penetration of new products, specifically, Internet services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

The following table displays historical average rate information for various services offered by the Partnership’s systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

	2013	2012	2011	2010	2009
Basic Video Rate	58.30	53.30	50.55	48.75	44.25
Expanded Basic Video Rate	8.50	6.00	4.00	4.00	4.00
HBO Rate	17.50	15.75	15.75	14.75	14.00
Cinemax Rate	14.75	13.75	12.75	12.25	11.50
Showtime Rate	15.25	15.25	15.25	14.75	14.00
Encore Rate	4.75	4.75	4.75	4.75	4.75
Starz	9.50	9.00	8.25	7.75	7.00
Digital Rate (Incremental)	10.50	8.75	6.75	6.75	6.50
Internet Rate	45.00	45.00	42.65	40.75	40.25
Phone Rate	36.50	36.50	35.00	35.00	33.00

Operating expenses, excluding general and administrative, programming and depreciation expenses, and loss on impairment of franchise agreements totaled $517,561 for the year ended December 31, 2013, representing an increase of 7% from $482,133 for the year ended December 31, 2012. The increase is primarily attributable to an increase in operating salaries offset by decreases in pole rental expense and regional management expense.

General and administrative expenses totaled $1,378,004 for the year ended December 31, 2013, representing an increase of approximately 15% from $1,203,434 for the year ended December 31, 2012. This increase is primarily attributable to higher net bad debt expense, administrative services, legal expense, audit fees, marketing expenses and management fees.

Programming expenses totaled $1,817,916 for the year ended December 31, 2013, an increase of 9% from $1,675,316 for the year ended December 31, 2012. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of Internet and telephone services, offset by decreased video subscribers from 3,767 as of December 31, 2012 to 3,448 as of December 31, 2013. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $561,266 for the year ended December 31, 2013, an increase of 6% from $528,758 for the year ended December 31, 2012. This increase is attributable to depreciation of recent purchases related to the upgrade of plant and equipment, offset by certain assets becoming fully depreciated.

Gain on disposal of assets totaled $11,880 for the year ended December 31, 2013, and consists primarily of insurance proceeds from storm damage in the Aliceville system. Loss on disposal of assets totaled $36,734 for the year ended December 31, 2012, and consists primarily of costs incurred in connection with the Millport and Aliceville tower wreck out and asset disposal and the write-off of obsolete customer premise equipment.

Interest expense and amortization of loan fees decreased approximately 68% from $29,131 in 2012 to $9,310 in 2013. This decrease in interest expense and loan fees is attributable to the Partnership paying off the outstanding balance of its term loan on July 1, 2013.

In 2013, the Partnership generated net income of $215,607 compared to a net income of $263,450 in 2012. Management anticipates that the Partnership will continue to generate positive net income.

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

Revenue totaled $4,218,611 for the year ended December 31, 2012, increasing 2% from $4,127,680 for the year ended December 31, 2011. Revenues for the year ended December 31, 2012 were comprised of the following sources:

•	$2,591,139 (61%) from basic and expanded basic video services

•	$1,014,614 (24%) from Internet services

•	$199,440 (5%) from telephone services

•	$101,539 (2%) from premium video services

•	$72,081 (2%) from advertising

•	$82,406 (2%) from late fees

•	$157,392 (4%) from other sources

Average monthly revenue per subscriber increased $7.29, or approximately 9%, from $82.18 for the year ended December 31, 2011, to $89.47 for the year ended December 31, 2012. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2012 and increased penetration of new products, specifically, Internet services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

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

Programming expenses totaled $1,675,316 for the year ended December 31, 2012, an increase of 5% from $1,591,055 for the year ended December 31, 2011. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of Internet and telephone services, offset by decreased video subscribers from 4,022 as of December 31, 2011 to 3,767 as of December 31, 2012, and decreases in circuit costs as a result of negotiating lower cost bandwidth contracts with providers. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s Internet and telephone services, will contribute to the trend of increased programming costs in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2013, the Partnership’s liquidity was primarily generated from cash flow from operations. The Partnership routinely generates cash through the monthly billing of subscribers for cable, Internet and telephone services. During 2013, cash generated from monthly billings was sufficient to meet the Partnership’s needs for working capital, capital expenditures and debt service, and management expects the cash generated from these monthly billings will be sufficient to meet the Partnership’s 2014 obligations.

2013

Net cash provided by operating activities totaled $868,673 for the year ended December 31, 2012. Adjustments to the $215,607 net income for the period to reconcile to net cash provided by operating activities consisted primarily of $561,266 in depreciation, and changes in other operating assets and liabilities of $102,673.

Net cash used in investing activities totaled $546,880 and consisted primarily of capital expenditures for the year ended December 31, 2013.

Net cash used in financing activities for the year ended December 31, 2013 consisted of a $553,376 in scheduled principal payments and $4,720 in distribution on behalf of limited partners for tax purposes.

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

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2013 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Minimum operating lease payments	$81,180	$1,680	$2,400	$2,400	$74,700

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2014.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $107,336 in 2013.

Capital Expenditures

During 2013, the Partnership paid $580,534 for capital expenditures. These expenditures include plant improvements, line extensions, and fiber additions in certain areas of Aliceville, AL, and Swainsboro, GA, as well as the purchase of customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $618,000 on capital expenditures during 2014. Planned expenditures include quality assurance work to maintain reliable video signals and broadband speeds in both systems, potential line extension opportunities, vehicle replacements and customer premise equipment to provide services.

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

The Partnership also capitalizes costs associated with initial customer installations. The costs of disconnecting service or reconnecting service to previously installed locations are expensed in the period incurred. Costs for repairs and maintenance are also charged to operating expense, while equipment replacements, including the replacement of drops, are capitalized.

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

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged to operations by the General Partner were $224,381, $210,931, and $206,384 for 2013, 2012, and 2011, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $287,581, $261,205, and $252,463 for 2013, 2012, and 2011, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $58,896, $50,770, and $34,830, net of payments received, under the terms of these agreements during 2013, 2012, and 2011, respectively.

NCSC, an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s Internet and telephone services. In 2013, 2012, and 2011, the Partnership’s operations include charges of $116,279, $101,772, $84,534, respectively, for these services. Of this amount, $18,859, $35,753, and $30,216 were capitalized in 2013, 2012, and 2011, respectively, related to the build out and upgrade of cable systems. CAC, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $63,310, $60,434, and $52,423, in payments received under the terms of this agreement during 2013, 2012, and 2011, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to market risks arising from changes in interest rates as its cash balance is comprised of deposits at financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Partnership for the years ended December 31, 2013, 2012 and 2011 are included as a part of this filing (see Item 15 (a) below).

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

ITEM 9A. CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management determined that, as of December 31, 2013, the Partnership’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in the Partnership’s internal control over financial reporting during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 1, 2013, a definitive proxy statement on Schedule 14A and an accompanying proxy card were mailed to limited partners of record as of September 15, 2013, in connection with a special meeting that was called for the purpose of considering a proposal to amend the Partnership Agreement, to extend the term of the Partnership from December 31, 2013, to December 31, 2016. The Amendment was approved at that special meeting of limited partners on December 17, 2013. On December 27, 2013, the Partnership filed with the Secretary of State of the State of Washington an amendment to its Amended and Restated Agreement of Limited Partnership to extend the term of the Partnership from December 31, 2013, to December 31, 2016.

As a result of the Amendment, holders of the units of limited partnership interests of the Partnership may not be able to liquidate their investment in the Partnership until the earlier of December 31, 2016, or upon the dissolution, winding up and termination of the Partnership.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or officers. The General Partner of the Partnership is Northland Communications Corporation, a Washington corporation.

Certain information regarding the officers and directors of Northland and relating to the Partnership is set forth below.

JOHN S. WHETZELL (AGE 72). Mr. Whetzell is the founder of Northland Communications Corporation, it’s Chief Executive Officer and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chief Executive Officer and Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable industry for over 39 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 77). Mr. Iverson is the Secretary of Northland Communications Corporation and has served on the Board of Directors since December 1984. He also is the Secretary and serves on the Board of Directors of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Iverson has a Juris Doctor degree from the University of Washington. He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009. Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.

RICHARD I. CLARK (AGE 56). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable industry for nearly 35 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 56). Mr. Jones is the President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and had previously served as Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 68). Mr. Dyste currently serves as Chief Technical Officer of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Dyste is responsible for planning and advising all Northland cable systems and call centers with regard to technical performance, staffing, quality assurance, system upgrades and technical development of new products. Mr. Dyste joined Northland in August 1986 as an engineer and served as Operations Engineer from August 1986 until April 1987. He then served as Senior Vice President – Technical Services with additional responsibilities for operations in Texas and the West Coast until May of 2011. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute and is a certified Broadband Communications Engineer.

H. LEE JOHNSON (AGE 70). Mr. Johnson currently serves as Vice President of Northland Cable Services Corporation. He is responsible for management of Cable Ad Concepts Inc., and sales of Northland Business Products in the Southeast Division. Mr. Johnson has also served as Divisional Vice President of Northland, responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable industry for over 46 years. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, the Society of Cable Television Engineers and CATA.

R. GREGORY FERRER (AGE 58). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 49). Mr. Cryan is Senior Vice President—Budgets and Information Technology and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

RICK J. MCELWEE (AGE 52). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

PAUL MILAN (AGE 52). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.

STEVEN M. TANABE (AGE 41). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President – Strategic Planning & Management. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.

RHETA R. ANGELES (AGE 38). Ms. Angeles joined Northland in June 2000 as Training and Personnel Services Supervisor and currently serves as Vice President – Human Resources. She is responsible for recruiting, employee relations, benefits management, compliance, assisting in drafting policies and procedures and corporate administration. Prior to joining Northland, Ms. Angeles worked for two years as the Training Manager for Hyatt International Hotels located in the Northern Marianas Islands. She graduated from Hawaii Pacific University and holds a Bachelor of Science in Business Administration with a double major in Human Resources and Computer Information Systems.

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

Code of Ethics

The Partnership does not currently have a code of ethics. The Partnership has only 11 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of whom have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2013 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2013 (see Items 15 (a) and 13 (a)  below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2013 is as follows:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
General Partner’s Interest	Northland Communications Corporation	(See Note A)	(See Note A)

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

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged to operations by the General Partner were $224,381, $210,931, and $206,384 for 2013, 2012, and 2011, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $287,581, $261,205, and $252,463 for 2013, 2012, and 2011, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $58,896, $50,770, and $34,830, net of payments received, under the terms of these agreements during 2013, 2012, and 2011, respectively.

NCSC, an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s Internet and telephone services. In 2013, 2012, and 2011, the Partnership’s operations include charges of $116,279, $101,772, $84,534, respectively, for these services. Of this amount, $18,859, $35,753, and $30,216 were capitalized in 2013, 2012, and 2011, respectively, related to the build out and upgrade of cable systems. CAC, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $63,310, $60,434, and $52,423, in payments received under the terms of this agreement during 2013, 2012, and 2011, respectively.

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

(b) CERTAIN BUSINESS RELATIONSHIPS. None.

(c) INDEBTEDNESS OF MANAGEMENT. None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2013 and 2012 have been allocated by management and are set forth below.

	Year Ended December 31,
	2013	2012
Audit fees	$170,000	$170,000

Total	$170,000	$170,000

Audit fees for the fiscal years ended December 31, 2013 and 2012, were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s of the General Partner’s parent pre-approves all audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b)	REPORTS ON FORM 8-K:

None.

(c) EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

(c) EXHIBITS:

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL - Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL - Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL - Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL - Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.39	Franchise Agreement with Town of Millport, AL - Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL - Assignment and Assumption Agreement dated August 2, 1994 (7)

(c) EXHIBITS:

10.42	Franchise Agreement with City of Reform, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006 (19)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 1, 2013 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 1, 2013 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 1, 2013 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of President (Principal Financial and Accounting Officer) of Northland Communications Corporation, the General Partner, dated March 1, 2013 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (20)

101*	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (iii) Statements of Changes in Partners’ Capital (Deficit) for the Years Ended December 31, 2013, 2012 and 2011(iv) Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, and (v) Notes to Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Partnership’s Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership’s Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership’s Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership’s Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership’s Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2005

(16)	Incorporated by reference from the Partnership’s Form 8-K dated July 9, 2007.

(17)	Incorporated by reference from the Partnership’s definitive proxy statement dated December 19, 2007.

(18)	Incorporated by reference from the Partnership’s Form 8-K dated April 4, 2008.

(19)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2006.

(20)	Incorporated by reference from the Partnership’s Form 10-K Annual Report for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)

Date: 2-28-14	By	/S/ JOHN S. WHETZELL
John S. Whetzell, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ JOHN S. WHETZELL John S. Whetzell	Chief executive officer of registrant; chief executive officer and chairman of the board of directors of Northland Communications Corporation	2-28-14

/S/ JOHN E. IVERSON John E. Iverson	Secretary and Director of Northland Communications Corporation	2-28-14

/S/ RICHARD I. CLARK Richard I. Clark	Director of Northland Communications Corporation	2-28-14

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2013 and 2012, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Seattle, Washington

February 28, 2014

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Cash	$144,373	380,676
Accounts receivable (net of allowance of $8,000 and $7,000 in 2013 and 2012)	101,777	96,069
Due from affiliates	16,613	43,135
Prepaid expenses	44,586	47,918

Investment in cable television properties:
Property and equipment	13,918,999	13,450,135
Less accumulated depreciation	(11,289,448)	(10,821,531)

	2,629,551	2,628,604

Franchise agreements (net of accumulated amortization of $1,907,136 in 2013 and 2012 (Note 3(c))	2,292,704	2,292,704

Total investment in cable television properties	4,922,255	4,921,308
Loan fees (net of accumulated amortization of $105,380 and $104,373 in 2013 and 2012)	—	1,007

Total assets	$5,229,604	5,490,113

Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$325,181	293,542
Due to General Partner and affiliates	53,163	9,365
Deposits	9,465	11,215
Subscriber prepayments	192,433	184,140
Term loan	—	553,376

Total liabilities	580,242	1,051,638

Commitments and contingencies
Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(34,496)	(36,652)

	(33,496)	(35,652)

Limited partners:
Contributed capital, net (19,087 units)	8,097,798	8,102,518
Accumulated deficit	(3,414,940)	(3,628,391)

	4,682,858	4,474,127

Total liabilities and partners’ capital	$5,229,604	5,490,113

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Revenue (including $63,310, $60,434 and $52,423, received from affiliate in 2013, 2012 and 2011, respectively)	$4,487,627	4,218,611	4,127,680

Expenses:
Operating / cost of revenue (including $56,694, $60,107, and $50,544, net, paid to affiliates in 2013, 2012, and 2011, respectively), excluding depreciation and amortization expense recorded below	517,561	482,133	461,207
General and administrative (including $556,208 $491,796, and $470,171, net, paid to affiliates in 2013, 2012, and 2011, respectively)	1,378,004	1,203,434	1,138,385
Programming / cost of revenue (including $55,377, $37,021, and $27,281, net, paid to affiliates in 2013, 2012, and 2011, respectively)	1,817,916	1,675,316	1,591,055
Depreciation / cost of revenue	561,266	528,758	552,171
Loss on impairment of franchise agreements	—	—	860,000
(Gain) loss on disposal of assets	(11,880)	36,734	—
System sales transaction costs	—	—	54,440

Operating income (loss)	224,760	292,236	(529,578)

Other income (expense):
Interest expense and amortization of loan fees	(9,310)	(29,131)	(38,106)
Other income	157	345	582
Escrow proceeds	—	—	65,572

Net income (loss)	$215,607	263,450	(501,530)

Allocation of net income (loss):
General Partner	$2,156	2,634	(5,015)
Limited partners	213,451	260,816	(496,515)
Net income (loss) per limited partnership unit	11	14	(26)

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Changes in Partners’ Capital (Deficit)

Years ended December 31, 2013, 2012, and 2011

	General Partner	Limited Partners	Total
Balance, December 31, 2010	$(33,271)	4,709,826	4,676,555
Net loss	(5,015)	(496,515)	(501,530)

Balance, December 31, 2011	$(38,286)	4,213,311	4,175,025
Net income	2,634	260,816	263,450

Balance, December 31, 2012	$(35,652)	4,474,127	4,438,475

Net income	2,156	213,451	215,607
Distribution declared to Limited Partners for income taxes	—	(4,720)	(4,720)

Balance, December 31, 2013	$(33,496)	4,682,858	4,649,362

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$215,607	263,450	(501,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	561,266	528,758	552,171
Amortization of loan fees	1,007	4,028	4,028
Escrow proceeds	—	—	(65,572)
(Gain) loss on disposal of assets	(11,880)	16,310	—
Loss on impairment of franchise agreement	—	—	860,000
Changes in certain assets and liabilities:
Accounts receivable	(5,708)	17,450	(25,615)
Due from affiliates	26,522	10,208	(5,560)
Prepaid expenses	3,332	5,042	9,143
Accounts payable and accrued expenses	49,750	16,845	(30,746)
Due to General Partner and affiliates	22,234	(15,613)	(4,981)
Deposits	(1,750)	390	575
Subscriber prepayments	8,293	19,621	839

Net cash provided by operating activities	868,673	866,489	792,752

Cash flows used in investing activities:
Purchase of property and equipment	(580,534)	(482,708)	(485,901)
Proceeds from sale of property	21,864	500	—
Escrow proceeds	—	—	65,572
Insurance proceeds	11,790	4,107	—
Increase in franchise agreements	—	(500)	—

Net cash used in investing activities	(546,880)	(478,601)	(420,329)

Cash flows used in financing activities:
Principal payments on term loan	(553,376)	(375,000)	(225,000)
Distribution on behalf of limited partners for tax purposes	(4,720)	—	—

Net cash used in financing activities	(558,096)	(375,000)	(225,000)

(Decrease) increase in cash	(236,303)	12,888	147,423
Cash, beginning of year	380,676	367,788	220,365

Cash, end of year	$144,373	380,676	367,788

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8,303	31,033	31,471
Capital expenditures in accounts payable at December 31, 2013, 2012 and 2011	$14,851	32,962	39,171
Capital expenditures in due to general partner and affiliates at December 31, 2013, 2012 and 2011	$21,564	—	—

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

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

Northland Communications Corporation (the General Partner or Northland) manages the operations and is General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2016. The Amendment to extend the term of the Partnership from December 31, 2013, to December 31, 2016, was approved at a special meeting of the limited partners on December 17, 2013.

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

Accounts receivable consist primarily of amounts due from customers for cable or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $8,000 and $7,000 at December 31, 2013 and 2012, respectively.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

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

In accordance with general accounting standards, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.

(c)	Intangible Assets

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership determined that its franchise agreements met the definition of indefinite lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tests these intangibles for impairment annually as of September 30th or on an interim basis if an event occurs or circumstances

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

change that would indicate the assets might be impaired. The Partnership’s test for impairment that was performed as of September 30, 2013 indicated that the fair value of the assets’ exceeded their carrying value.

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

Loan fees were amortized using the straight-line method over periods of one to five years. The Partnership recorded amortization expense of $1,007, $4,028, and $4,028 in 2013, 2012, and 2011, respectively. Loan fees were fully amortized as of June 30, 2013.

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. In 2013, 2012, and 2011, the Partnership was required to make contributions and was charged $0, $1,632, and $12,566, respectively, by the fund. Management suspended contributions during 2012 based on its assessment that the current balance would be sufficient to meet potential claims. As of December 31, 2013 and 2012, the fund (related to all Northland entities) had a balance of $740,022 and $748,007, respectively. Amounts paid from the fund related to all Northland entities were $9,226, $168,481, and $101,620, in 2013, 2012, and 2011, respectively. Of this amount the Partnership received $9,226, $19,218 and $0 in 2013, 2012 and 2011, respectively.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

(f)	Revenue Recognition

Cable service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $71,351, $72,081, and $57,132, in 2013, 2012, and 2011 respectively.

(g)	Marketing Costs

The Partnership expenses marketing costs as they are incurred. Marketing costs attributable to operations were $38,418, $23,060, and $17,798 in 2013, 2012, and 2011, respectively.

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

We measure certain financial assets and financial liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the inputs used to determine fair value. These levels are:

•	Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 - quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active.

•	Level 3 - significant inputs are unobservable for the asset or liability.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis at December 31, 2013.

	Total	Level 1	Level 2	Level 3
Cash	$144,373	$144,373	$0	$0

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by offering costs and limited partnership unit repurchases through the end of December 31, 2013. The Partnership has made no cash distributions to the limited partners as of December 31, 2013.

(5)	Transactions with the General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged by the General Partner were $224,381, $210,931, and $206,384 for 2013, 2012, and 2011, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations.

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

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

The amounts billed to the Partnership are based on costs incurred by the General Partner and its affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $287,581, $261,205, and $252,463 for 2013, 2012, and 2011, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $58,896, $50,770, and $34,830, net of payments received, under the terms of these agreements during 2013, 2012, and 2011, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2013, 2012, and 2011, the Partnership’s operations include charges of $116,279, $101,772, $84,534, respectively, for these services. Of this amount, $18,859, $35,753, and $30,216 were capitalized in 2013, 2012, and 2011, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $63,310, $60,434, and $52,423, in payments received under the terms of this agreement during 2013, 2012, and 2011, respectively.

(c)	Due from Affiliates

The receivable from affiliates consists of the following:

	December 31
	2013	2012
Reimbursable operating costs	0	(9,738)
Other amounts due from affiliates, net	16,613	52,873

	$16,613	43,135

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2013	2012
Management fees	$18,369	72
Reimbursable operating costs	69,478	10,410
Other amounts due to General Partner and affiliates, net	(34,684)	(1,117)

	$53,163	9,365

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2013	2012
Land and buildings	$54,451	54,451
Distribution plant	13,094,310	12,688,818
Other equipment	768,678	675,841
Construction in progress	1,560	31,025

	13,918,999	13,450,135
Accumulated depreciation	(11,289,448)	(10,821,531)

Property and equipment, net of accumulated depreciation	$2,629,551	2,628,604

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31
	2013	2012
Accounts payable	$31,868	42,997
Program license fees	158,460	133,290
Pole rental	31,364	31,064
Franchise fees	32,463	34,341
Copyright fees	5,346	5,346
Other	65,680	46,504

	$325,181	293,542

(8)	Term Loan

The Partnership’s term loan matured and was paid in full on July 31, 2013.

(9)	Income Taxes

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

The Limited Partners were allocated taxable income in 2013. State income taxes of $6,679 are expected to be paid in 2014 by the Partnership on behalf of the Limited Partners and will be recorded as a reduction of Limited Partner’s capital. The Limited Partners were allocated taxable income in 2012. State income taxes of $4,720 were paid in 2013 by the Partnership on behalf of the Limited Partners and have been be recorded as a reduction of Limited Partner’s capital. There was no taxable income allocated to the Limited Partners in 2011. The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (Reallocated Limited Partner Losses). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

The Partnership follows FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The Partnership had no unrecognized tax benefits as of December 31, 2013 and 2012.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2013 and 2012

(10)	Commitments and Contingencies

(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense related to these leases was $15,540, $15,630, and $14,482 in 2013, 2012, and 2011, respectively. Minimum lease payments through the end of the lease terms are as follows:

2014	1,680
2015	1,200
2016	1,200
2017	1,200
2018	1,200
Thereafter	74,700

$81,180

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals for the years ended December 31, 2013, 2012, and 2011 was $107,336, $121,902, and $111,070, respectively.

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