Form 10-Q
period 2014-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2014-05-09
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2014

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

Yes  ☐    No   ☒

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

ITEM 1A Risk Factors

ITEM 6 Exhibits

SIGNATURES

EX-31.A

EX-31.B

EX-32.A

EX-32.B

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	March 31, 2014	December 31, 2013
ASSETS
Cash	$102,423	144,373
Accounts receivable, net of allowance of $7,500 and $8,000 in 2014 and 2013, respectively	89,006	101,777
Due from affiliates	4,762	16,613
Prepaid expenses	161,496	44,586
Property and equipment, net of accumulated depreciation of $11,431,551, and $11,289,448, respectively	2,629,635	2,629,551
Franchise agreements, net of accumulated amortization of $1,907,136	$2,292,704	2,292,704

Total assets	5,280,026	5,229,604

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$326,655	325,181
Due to General Partner and affiliates	54,980	53,163
Deposits	9,540	9,465
Subscriber prepayments	186,519	192,433

Total liabilities	577,694	580,242

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(33,966)	(34,496)

	(32,966)	(33,496)

Limited Partners:
Contributed capital, net (19,087 units)	8,097,798	8,097,798
Accumulated deficit	(3,362,500)	(3,414,940)

	4,735,298	4,682,858

Total partners’ capital	4,702,332	4,649,362

Total liabilities and partners’ capital	$5,280,026	5,229,604

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2014	2013
Service revenues	$1,147,210	$1,114,731
Expenses:
Cable system operations / cost of revenue (including $17,044, and $16,276 to affiliates in 2014 and 2013, respectively), excluding depreciation shown below	117,499	124,504
General and administrative (including $160,776, and $137,841 to affiliates in 2014 and 2013, respectively)	347,499	299,740
Programming / cost of revenue (including $19,392 and $9,726 to affiliates in 2014 and 2013, respectively)	487,144	434,610
Depreciation / cost of revenue	142,103	135,179

	1,094,245	994,033

Insurance proceeds	—	2,564
Income from operations	52,965	123,262
Other income (expense):
Interest expense and amortization of loan fees	—	(5,442)
Other income (expenses) net of interest income	5	81

	5	(5,361)

Net income	$52,970	$117,901

Allocation of net income:
General Partner (1%)	$530	$1,179

Limited Partners (99%)	$52,440	$116,722

Net income per limited partnership unit:
(19,087 units)	$3	$6

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,970	$117,901
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	142,103	135,179
Amortization of loan fees	—	1,007
Insurance proceeds	—	(2,564)
(Increase) decrease in operating assets:
Accounts receivable	12,771	4,128
Due from affiliates	11,851	2,064
Prepaid expenses	(116,910)	(31,409)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	16,325	19,832
Due to General Partner and affiliates	23,381	32,086
Subscriber prepayments and deposits	(5,839)	10,544

Net cash provided by operating activities	136,652	288,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(178,602)	(135,373)
Insurance proceeds	—	2,564

Net cash used in investing activities	(178,602)	(132,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution on behalf of limited partners for tax purposes	—	(4,720)

Net cash used in financing activities	—	(4,720)

(DECREASE) INCREASE IN CASH	(41,950)	151,239
CASH, beginning of period	144,373	380,676

CASH, end of period	$102,423	$531,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$2,908

Capital expenditures in accounts payable at March 31, 2014 and 2013	$—	$25,906

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited condensed financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at March 31, 2014, its statements of operations for the three months ended March 31, 2014 and 2013, and its statements of cash flows for the three months ended March 31, 2014 and 2013. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Partnership’s term loan matured and was paid in full on July 1, 2013.

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

Results of Operations - Three months ended March 31, 2014 and 2013

Total video basic subscribers decreased from 3,932 as of March 31, 2013 to 3,407 as of March 31, 2014. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,147,210 for the three months ended March 31, 2014, an increase of 3% from $1,114,731 for the three months ended March 31, 2013. Revenues for the three months ended March 31, 2014 were comprised of the following sources:

•	$585,310 (51%) from basic and expanded video services

•	$314,875 (28%) from high speed internet services

•	$107,764 (9%) from telephony services

•	$21,259 (2%) from premium video services

•	$13,299 (1%) from advertising

•	$24,883 (2%) from late fees

•	$79,820 (7%) from other sources

Average monthly revenue per subscriber increased $15.92 or approximately 17% from $96.30 for three months ended March 31, 2013 to $112.22 for the three months ended March 31, 2014. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2014, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $117,499 for the three months ended March 31, 2014, a decrease of approximately 6% from the same period in 2013. This decrease is primarily attributable to a decrease in operating salaries.

General and administrative expenses totaled $347,499 for the three months ended March 31, 2014, an increase of approximately 16% from $299,740 for the same period in 2013. This increase is primarily attributable to higher administrative salaries, administrative services, legal expense, marketing expenses, public filing and reporting expenses and management fees.

Programming expenses totaled $487,144 for the three months ended March 31, 2014, an increase of approximately 12% over the same period in 2013. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $142,103 for the three months ended March 31, 2014, an increase of approximately 5% over the same period in 2013. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees decreased from $5,442 for the three months ended March 31, 2013, to $0 for the three months ended March 31, 2014. The Partnership paid off the outstanding balance of its term loan on July 1, 2013.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for video, Internet, telephone and other services. Based on management’s analysis, the Partnership’s cash flow from operations and cash on hand will be sufficient to cover future operating costs, planned capital expenditures and working capital needs over the next twelve-month period.

Net cash provided by operating activities totaled $136,652 for the three months ended March 31, 2014. Adjustments to the $52,970 net income for the period to reconcile to net cash provided by operating activities consisted of depreciation of $142,103 and changes in other operating assets and liabilities of ($58,421).

Net cash used in investing activities totaled $178,602 for the three months ended March 31, 2014 and consisted of purchases of property and equipment.

Term Loan

The Partnership’s term loan matured and was paid in full on July 1, 2013.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2014:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years
Minimum operating lease payments	$80,700	$1,500	$2,400	$2,400	$74,400

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2014.
(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $107,336 in 2013.

Capital Expenditures

During the first three months of 2014, the Partnership paid $178,602 for capital expenditures. These expenditures included continued upgrades to both systems to expand and maintain the high speed data service capabilities and customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $608,000 on capital expenditures during the remainder of 2014. Planned expenditures include continued upgrade and quality assurance work to maintain reliable video signals and broadband speeds in both systems, vehicle replacement and customer premise equipment to provide services.

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

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Vice President and Controller (Chief Accounting Officer) of the Managing General Partner have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

ITEM 1A Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2013 Form 10-K.

ITEM 6 Exhibits

(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 9, 2014 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 9, 2014 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 9, 2014 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 9, 2014 pursuant to section 906 of the Sarbanes-Oxley Act

101	The following financial information from Northland Cable Properties Eight Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I, CLARK	Executive Vice President, Treasurer and	5-9-14
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	Chief Executive Officer	5-9-14
Gary S. Jones