Form 10-Q
period 2014-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2014-08-11
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2014

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

ITEM 4. Controls and Procedures

PART II — OTHER INFORMATION

ITEM 1 Legal proceedings

ITEM 1A Risk Factors

ITEM 6 Exhibits

SIGNATURES

EX-31.A

EX-31.B

EX-32.A

EX-32.B

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	June 30, 2014	December 31, 2013
ASSETS
Cash	$89,054	144,373
Accounts receivable, net of allowance of $6,500 and $8,000 in 2014 and 2013, respectively	123,603	101,777
Due from affiliates	8,313	16,613
Prepaid expenses	115,135	44,586
Property and equipment, net of accumulated depreciation of $11,563,076, and $11,289,448, respectively	2,682,498	2,629,551
Franchise agreements, net of accumulated amortization of $1,907,136	$2,292,704	2,292,704

Total assets	5,311,307	5,229,604

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$380,419	325,181
Due to General Partner and affiliates	50,482	53,163
Deposits	9,265	9,465
Subscriber prepayments	155,516	192,433

Total liabilities	595,682	580,242

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(33,767)	(34,496)

	(32,767)	(33,496)

Limited Partners:
Contributed capital, net (19,087 units)	8,091,119	8,097,798
Accumulated deficit	(3,342,727)	(3,414,940)

	4,748,392	4,682,858

Total partners’ capital	4,715,625	4,649,362

Total liabilities and partners’ capital	$5,311,307	5,229,604

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended June 30,
	2014	2013
Service revenues	$1,130,004	$1,143,396
Expenses:
Cable system operations / cost of revenue (including $12,422 and $14,300 to affiliates in 2014 and 2013, respectively), excluding depreciation shown below	118,809	132,640
General and administrative (including $172,075 and $138,062 to affiliates in 2014 and 2013, respectively)	379,446	331,774
Programming / cost of revenue (including $20,952 and $14,630 to affiliates in 2014 and 2013, respectively)	471,728	452,816
Depreciation / cost of revenue	140,054	139,356

	1,110,037	1,056,586

Income from operations	19,967	86,810
Other income (expense):
Interest expense and amortization of loan fees	—	(3,868)
Other income (expenses) net of interest income	5	67

	5	(3,801)

Net income	$19,972	$83,009

Allocation of net income:
General Partner (1%)	$200	$830

Limited Partners (99%)	$19,772	$82,179

Net income per limited partnership unit:
(19,087 units)	$1	$4

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the six months ended June 30,
	2014	2013
Service revenues	$2,277,215	$2,258,127
Expenses:
Cable system operations / cost of revenue (including $29,466 and $30,577 to affiliates in 2014 and 2013, respectively), excluding depreciation shown below	236,308	257,144
General and administrative (including $332,801, and $275,902 to affiliates in 2014 and 2013, respectively)	726,945	631,514
Programming / cost of revenue (including $40,344 and $24,356 to affiliates in 2014 and 2013, respectively)	958,873	887,427
Depreciation / cost of revenue	282,156	274,534

	2,204,282	2,050,619

Insurance proceeds	—	2,564
Income from operations	72,933	210,072
Other income (expense):
Interest expense and amortization of loan fees	—	(9,310)
Other income (expenses) net of interest income	9	147

	9	(9,163)

Net income	$72,942	$200,909

Allocation of net income:
General Partner (1%)	$729	$2,009

Limited Partners (99%)	$72,213	$198,900

Net income per limited partnership unit:
(19,087 units)	$4	$10

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,942	$200,909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	282,156	274,534
Amortization of loan fees	—	1,007
Insurance proceeds	—	(2,564)
(Increase) decrease in operating assets:
Accounts receivable	(21,826)	(24,600)
Due from affiliates	8,300	37,048
Prepaid expenses	(70,549)	(52,335)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	70,089	38,752
Due to General Partner and affiliates	16,078	152,216
Subscriber prepayments and deposits	(37,117)	(18,743)

Net cash provided by operating activities	320,073	606,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(368,713)	(330,377)
Insurance proceeds	—	2,564

Net cash used in investing activities	(368,713)	(327,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	(75,000)
Distribution on behalf of limited partners for tax purposes	(6,679)	(4,720)

Net cash used in financing activities	(6,679)	(79,720)

(DECREASE) INCREASE IN CASH	(55,319)	198,691
CASH, beginning of period	144,373	380,676

CASH, end of period	$89,054	$579,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$7,030

Capital expenditures in accounts payable at June 30, 2014 and 2013	$—	$25,120

Capital expenditures in due to General Partner and affiliates at June 30, 2014 and 2013	$2,805	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited condensed financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at June 30, 2014, its statements of operations for the three and six months ended June 30, 2014 and 2013, and its statements of cash flows for the six months ended June 30, 2014 and 2013. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

(5)	Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. The updated accounting guidance will be effective for the Partnership on January 1, 2017, and early adoption is not permitted. The updated accounting guidance allows for either a full retrospective adoption or modified retrospective adoption. The Partnership is currently in the process of determining the impact that the updated accounting guidance will have on its financial statements and its method of adoption.

PART I (continued)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 2014 and 2013

Total video basic subscribers decreased from 3,764 as of June 30, 2013 to 3,245 as of June 30, 2014. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $2,277,215 for the six months ended June 30, 2014, an increase of approximately 1% from $2,258,127 for the six months ended June 30, 2013. Revenues for the six months ended June 30, 2014 were comprised of the following sources:

•	$1,148,198 (50%) from basic and expanded video services

•	$632,693 (28%) from high speed internet services

•	$220,310 (10%) from telephony services

•	$43,083 (2%) from premium video services

•	$29,692 (1%) from advertising

•	$52,046 (2%) from late fees

•	$151,193 (7%) from other sources

Average monthly revenue per subscriber increased $14.79 or approximately 15% from $98.09 for six months ended June 30, 2013 to $112.88 for the six months ended June 30, 2014. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2014, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $236,308 for the six months ended June 30, 2014, a decrease of approximately 8% from the same period in 2013. This decrease is primarily attributable to a decrease in operating salaries and vehicle operating expenses.

General and administrative expenses totaled $726,945 for the six months ended June 30, 2014, an increase of approximately 15% from $631,514 for the same period in 2013. This increase is primarily attributable to higher administrative salaries, administrative services, legal expense, call center fees, public filing and reporting expenses.

Programming expenses totaled $958,873 for the six months ended June 30, 2014, an increase of approximately 8% over the same period in 2013. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $282,156 for the six months ended June 30, 2014, an increase of approximately 3% over the same period in 2013. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees decreased from $9,310 for the six months ended June 30, 2013, to $0 for the six months ended June 30, 2014. The Partnership paid off the outstanding balance of its term loan on July 1, 2013.

Results of Operations - Three months ended June 30, 2014 and 2013

Total video basic subscribers decreased from 3,764 as of June 30, 2013 to 3,245 as of June 30, 2014. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,130,004 for the three months ended June 30, 2014, a decrease of 1% from $1,143,396 for the three months ended June 30, 2013. Revenues for the three months ended June 30, 2014 were comprised of the following sources:

•	$562,889 (50%) from basic and expanded video services

•	$317,817 (28%) from high speed internet services

•	$112,547 (10%) from telephony services

•	$21,822 (2%) from premium video services

•	$16,393 (1%) from advertising

•	$27,163 (3%) from late fees

•	$71,373 (6%) from other sources

Average monthly revenue per subscriber increased $14.24 or approximately 14% from $99.33 for three months ended June 30, 2013 to $113.57 for the three months ended June 30, 2014. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2014, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $118,809 for the three months ended June 30, 2014, a decrease of approximately 10% from the same period in 2013. This decrease is primarily attributable to a decrease in operating salaries and vehicle operating expenses.

General and administrative expenses totaled $379,446 for the three months ended June 30, 2014, an increase of approximately 14% from $331,774 for the same period in 2013. This increase is primarily attributable to higher administrative salaries, administrative services, legal expense, call center fees, public filing and reporting expenses.

Programming expenses totaled $471,728 for the three months ended June 30, 2014, an increase of approximately 4% over the same period in 2013. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $140,054 for the three months ended June 30, 2014, an increase of approximately 1% over the same period in 2013. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Interest expense and amortization of loan fees decreased from $3,868 for the three months ended June 30, 2013, to $0 for the three months ended June 30, 2014. The Partnership paid off the outstanding balance of its term loan on July 1, 2013.

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

Net cash provided by operating activities totaled $320,073 for the six months ended June 30, 2014. Adjustments to the $72,942 net income for the period to reconcile to net cash provided by operating activities consisted of depreciation of $282,156 and changes in other operating assets and liabilities of ($35,025).

Net cash used in investing activities totaled $368,713 for the six months ended June 30, 2014 and consisted of purchases of property and equipment.

Term Loan

The Partnership’s term loan matured and was paid in full on July 1, 2013.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2014:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years
Minimum operating lease payments	$80,220	$1,320	$2,400	$2,400	$74,100

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2014.
(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $107,336 in 2013.

Capital Expenditures

During the first six months of 2014, the Partnership paid $368,713 for capital expenditures. These expenditures included continued upgrades to both systems to expand and maintain the high speed data service capabilities, vehicle replacement and customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $284,000 on capital expenditures during the remainder of 2014. Planned expenditures include continued upgrade and quality assurance work to maintain reliable video signals and broadband speeds in both systems, and customer premise equipment to provide services.

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

ITEM 1A Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2013 Form 10-K.

ITEM 6 Exhibits

(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 11, 2014 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 11, 2014 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 11, 2014 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 11, 2014 pursuant to section 906 of the Sarbanes-Oxley Act

101	The following financial information from Northland Cable Properties Eight Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 is formatted in XBRL: (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I, CLARK	Executive Vice President, Treasurer and	8-11-14
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	Chief Executive Officer	8-11-14
Gary S. Jones