Form 10-Q
period 2014-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2014-11-14
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2014

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
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	September 30,	December 31,
	2014	2013
ASSETS
Cash	$78,364	144,373
Accounts receivable, net of allowance of $5,500 and $8,000 in 2014 and 2013, respectively	111,563	101,777
Due from affiliates	8,621	16,613
Prepaid expenses	124,130	44,586
Property and equipment, net of accumulated depreciation of $11,649,462, and $11,289,448, respectively	2,747,488	2,629,551
Franchise agreements, net of accumulated amortization of $1,907,136	394,311	2,292,704

Total assets	$3,464,477	5,229,604

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$596,673	325,181
Due to General Partner and affiliates	190,707	53,163
Deposits	9,240	9,465
Subscriber prepayments	150,137	192,433

Total liabilities	946,757	580,242

Partners’ capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(55,746)	(34,496)

	(54,746)	(33,496)

Limited Partners:
Contributed capital, net (19,087 units)	8,091,119	8,097,798
Accumulated deficit	(5,518,653)	(3,414,940)

	2,572,466	4,682,858

Total partners’ capital	2,517,720	4,649,362

Total liabilities and partners’ capital	$3,464,477	5,229,604

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended September 30,
	2014	2013
Service revenues	$1,062,196	$1,126,809
Expenses:
Cable system operations / cost of revenue (including $12,551 and $17,228 to affiliates in 2014 and 2013, respectively), excluding depreciation shown below	120,069	137,525
General and administrative (including $169,549 and $135,142 to affiliates in 2014 and 2013, respectively)	636,700	367,366
Programming / cost of revenue (including $20,731 and $15,858 to affiliates in 2014 and 2013, respectively)	469,344	461,335
Depreciation / cost of revenue	139,020	142,088
Loss on impairment of franchise agreements	1,898,393	—
(Gain) loss on disposal of assets	(3,323)	210

	3,260,203	1,108,524

(Loss) income from operations	(2,198,007)	18,285
Other income (expense):
Interest expense and amortization of loan fees	—	—
Other income (expenses) net of interest income	101	5

	101	5

Net (loss) income	$(2,197,906)	$18,290

Allocation of net (loss) income:
General Partner (1%)	$(21,979)	$183

Limited Partners (99%)	$(2,175,927)	$18,107

Net (loss) income per limited partnership unit:
(19,087 units)	$(114)	$1

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2014	2013
Service revenues	$3,339,411	$3,384,936
Expenses:
Cable system operations / cost of revenue (including $42,017 and $47,804 to affiliates in 2014 and 2013, respectively), excluding depreciation shown below	356,376	394,669
General and administrative (including $502,350, and $411,044 to affiliates in 2014 and 2013, respectively)	1,363,645	998,880
Programming / cost of revenue (including $61,076 and $40,214 to affiliates in 2014 and 2013, respectively)	1,428,217	1,348,763
Depreciation / cost of revenue	421,177	416,622
Loss on impairment of franchise agreements	1,898,393	—
(Gain) loss on disposal of assets	(3,323)	210

	5,464,485	3,159,144

Insurance proceeds	—	2,564
(Loss) income from operations	(2,125,074)	228,356
Other income (expense):
Interest expense and amortization of loan fees	—	(9,310)
Other income (expenses) net of interest income	111	153

	111	(9,157)

Net (loss) income	$(2,124,963)	$219,199

Allocation of net (loss) income:
General Partner (1%)	$(21,250)	$2,192

Limited Partners (99%)	$(2,103,713)	$217,007

Net (loss) income per limited partnership unit:
(19,087 units)	$(110)	$11

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,124,963)	$219,199
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	421,177	416,622
Loss on impairment of franchise agreements	1,898,393	—
(Gain) loss on disposal of assets	(3,323)	210
Amortization of loan fees	—	1,007
Insurance proceeds	—	(2,564)
(Increase) decrease in operating assets:
Accounts receivable	(9,786)	(23,648)
Due from affiliates	7,992	31,006
Prepaid expenses	(79,544)	(52,565)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	286,343	29,097
Due to General Partner and affiliates	16,541	138,373
Subscriber prepayments and deposits	(42,521)	(15,252)

Net cash provided by operating activities	370,309	741,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(454,703)	(505,361)
Insurance proceeds	—	2,564
Proceeds from sale of assets	25,064	—

Net cash used in investing activities	(429,639)	(502,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on borrowings	—	(553,376)
Distribution on behalf of limited partners for tax purposes	(6,679)	(4,720)

Net cash used in financing activities	(6,679)	(558,096)

DECREASE IN CASH	(66,009)	(319,408)
CASH, beginning of period	144,373	380,676

CASH, end of period	$78,364	$61,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$8,303

Capital expenditures in accounts payable at September 30, 2014 and 2013	$—	$2,304

Capital expenditures in due to General Partner and affiliates at September 30, 2014 and 2013	$99,439	$—

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation

These unaudited condensed financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership’s financial position at September 30, 2014, its statements of operations for the three and nine months ended September 30, 2014 and 2013, and its statements of cash flows for the nine months ended September 30, 2014 and 2013. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Partnership tested and determined that the carrying value of the franchise agreements associated with its Swainsboro, Georgia system exceeded such assets fair value as of September 30, 2014. Fair value was determined using discounted system cash flows net of contributory charges for the system’s property and equipment (a Level 3 measurement). The Partnership recognized an impairment loss of $1,898,393 as of September 30, 2014, which resulted in a total impairment of the franchises. This is primarily the result of a significant decrease in estimated future cash flows expected to be generated by the system, which is due to, among other factors, the decline in the number of video subscribers served by the system and increasing competition from providers in the market experienced in the third quarter.

(3) Term Loan

The Partnership’s term loan matured and was paid in full on July 1, 2013.

(4) Litigation

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $187,768 in legal fees associated with the defense of this claim, of which approximately $118,276 and $147,978 was incurred for the three and nine months ended September 30, 2014, respectively. The Partnership has recorded both the settlement and the associated legal fees as general and administrative expenses in the accompanying financial statements.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

(5) Solicitation of Interest from Potential Buyers

In July 2014, the Partnership engaged a nationally recognized brokerage firm to assess and market the Partnership’s assets for a potential sale. Eight potential buyers expressed interest and were sent a Confidential Information Memorandum on the Partnership’s systems. In the end, all interested parties declined to submit bids. Accordingly, management expects to manage the Partnership’s systems for the remaining partnership duration with the possibility of again offering the systems for sale in 2015.

(6) Recent Accounting Pronouncements

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

Results of Operations - Nine months ended September 30, 2014 and 2013

Total video basic subscribers decreased from 3,553 as of September 30, 2013 and 3,245 as of June 30, 2014 to 2,971 as of September 30, 2014. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $3,339,411 for the nine months ended September 30, 2014, a decrease of less than 1% from $3,384,936 for the nine months ended September 30, 2013. Revenues for the nine months ended September 30, 2014 were comprised of the following sources:

•	$1,656,467 (50%) from basic and expanded video services

•	$947,039 (28%) from high speed internet services

•	$329,443 (10%) from telephony services

•	$61,807 (2%) from premium video services

•	$42,789 (1%) from advertising

•	$77,873 (2%) from late fees

•	$223,993 (7%) from other sources

Average monthly revenue per subscriber increased $14.49 or approximately 15% from $99.79 for nine months ended September 30, 2013 to $114.28 for the nine months ended September 30, 2014. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2014, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $356,376 for the nine months ended September 30, 2014, a decrease of approximately 10% from the same period in 2013. This decrease is primarily attributable to a decrease in operating salaries, vehicle operating expenses, and operating overhead.

General and administrative expenses totaled $1,363,645 for the nine months ended September 30, 2014, an increase of approximately 37% from the same period in 2013. This increase is primarily attributable to the aforementioned settlement of a legal claim made by a former employee and higher administrative salaries, bad debt expenses, administrative services, call center fees, marketing expenses, public filing and reporting expenses and other administrative expenses.

Programming expenses totaled $1,428,217 for the nine months ended September 30, 2014, an increase of approximately 6% over the same period in 2013. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $421,177 for the nine months ended September 30, 2014, an increase of approximately 1% over the same period in 2013. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Loss on impairment of franchise agreements totaled $1,898,393 for the nine months ended September 30, 2014, and resulted from the write down of the carrying value of the Partnership’s franchise agreements to their fair value.

Interest expense and amortization of loan fees decreased from $9,310 for the nine months ended September 30, 2013, to $0 for the nine months ended September 30, 2014. The Partnership paid off the outstanding balance of its term loan on July 1, 2013.

Results of Operations - Three months ended September 30, 2014 and 2013

Total video basic subscribers decreased from 3,553 as of September 30, 2013 and 3,245 as of June 30, 2014 to 2,971 as of September 30, 2014. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,062,196 for the three months ended September 30, 2014, a decrease of 6% from $1,126,809 for the three months ended September 30, 2013. Revenues for the three months ended September 30, 2014 were comprised of the following sources:

•	$508,269 (48%) from basic and expanded video services

•	$314,347 (30%) from high speed internet services

•	$109,133 (10%) from telephony services

•	$18,724 (2%) from premium video services

•	$13,097 (1%) from advertising

•	$25,827 (2%) from late fees

•	$72,799 (7%) from other sources

Average monthly revenue per subscriber increased $13.36 or approximately 13% from $104.02 for three months ended September 30, 2013 to $117.38 for the three months ended September 30, 2014. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2014, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $120,069 for the three months ended September 30, 2014, a decrease of approximately 13% from the same period in 2013. This decrease is primarily attributable to a decrease in operating salaries and operating overhead.

General and administrative expenses totaled $636,700 for the three months ended September 30, 2014, an increase of approximately 73% from the same period in 2013. This increase is primarily attributable the aforementioned settlement of a legal claim made by a former employee and higher bad debt expenses, administrative services, call center fees, marketing expense, public filing and reporting expenses and other administrative expenses.

Programming expenses totaled $469,344 for the three months ended September 30, 2014, an increase of approximately 2% over the same period in 2013. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $139,020 for the three months ended September 30, 2014, a decrease of approximately 2% over the same period in 2013. The decrease is primarily attributable to certain assets becoming fully depreciated partially offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Loss on impairment of franchise agreements totaled $1,898,393 for the three months ended September 30, 2014, and resulted from the write down of the carrying value of the Partnership’s franchise agreements to their fair value.

Liquidity and Capital Resources

The Partnership’s primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for video, Internet, telephone and other services. As a result of the aforementioned legal settlement, the Partnership will actively reduce its capital expenditures for 2015 to satisfy these obligations and to cover future operating costs and working capital needs over the next twelve-month period.

Net cash provided by operating activities totaled $370,309 for the nine months ended September 30, 2014. Adjustments to the ($2,124,963) net loss for the period to reconcile to net cash provided by operating activities consisted of depreciation of $421,177, loss on impairment of franchise agreements of $1,898,393, gain on disposal of assets of ($3,323) and changes in other operating assets and liabilities of $179,025.

Net cash used in investing activities totaled $429,639 for the nine months ended September 30, 2014 and consisted primarily of purchases of property and equipment.

Term Loan

The Partnership’s term loan matured and was paid in full on July 1, 2013.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2014:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 years	More than 5 years
Minimum operating lease payments	$124,800	$6,200	$12,400	$12,400	$93,800

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2014.

(b)	The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $107,336 in 2013.

Capital Expenditures

During the first nine months of 2014, the Partnership paid $454,703 for capital expenditures. These expenditures included continued upgrades to both systems to expand and maintain the high speed data service capabilities, vehicle replacement and customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $147,000 on capital expenditures during the remainder of 2014. Planned expenditures include quality assurance work to maintain reliable video signals and broadband speeds in both systems and customer premise equipment to provide services.

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

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Chief Executive Officer and Vice President and Controller (Chief Accounting Officer) of the Managing General Partner have evaluated these disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that as a result of the material weakness described below, such disclosure controls and procedures were not effective. Notwithstanding the material weakness described below, the Partnership has concluded that the financial statements for the periods included in this report are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

During the quarter ended September 30, 2014, the Partnership identified a material weakness in the Partnership’s internal control over financial reporting as a result of a missing control to ensure all information relevant to financial reporting is being shared on a timely basis with individuals in financial reporting oversight roles.

There has been no change during the most recent quarter in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	Legal proceedings

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $187,768 in legal fees associated with the defense of this claim, of which approximately $118,276 and $147,978 was incurred for the three and nine months ended September 30, 2014, respectively. The Partnership has recorded both the settlement and the associated legal fees as general and administrative expenses in the accompanying financial statements.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

ITEM 1A	Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2013 Form 10-K.

ITEM 6	Exhibits

(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2014 pursuant to section 302 of the Sarbanes-Oxley Act

31(b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2014 pursuant to section 302 of the Sarbanes-Oxley Act

32(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 14, 2014 pursuant to section 906 of the Sarbanes-Oxley Act

32(b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 14, 2014 pursuant to section 906 of the Sarbanes-Oxley Act

101	The following financial information from Northland Cable Properties Eight Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 is formatted in XBRL: (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I, CLARK Richard I. Clark	Executive Vice President, Treasurer and Assistant Secretary	11-14-14

/s/ GARY S. JONES Gary S. Jones	Chief Executive Officer	11-14-14