Form 10-K
period 2014-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2015-03-02
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2014

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

Yes [  ]               No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [  ]               No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]               No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]               No [X]

The aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $2,424,049 ($127 per unit) based on the average secondary market trading information for the year ended December 31, 2014.

        At December 31, 2014, there were 19,087 Limited Partnership Units outstanding.

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

PART I

ITEM 1. BUSINESS

Northland Cable Properties Eight Limited Partnership (the "Partnership") is a Washington limited partnership consisting of one general partner and 852 limited partners holding 19,087 partnership units as of December 31, 2014. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as "Northland" or the "General Partner"). Northland manages the operations of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2016. The Amendment to extend the term of the Partnership from December 31, 2013, to December 31, 2016, was approved at a special meeting of the limited partners on December 17, 2013.

    Northland was formed in March 1981 and is principally involved in the ownership and management of cable systems. Northland is also the parent company of NCPI Holdco, Inc. which is a 19% shareholder of Northland Cable Television, Inc. (“NCTV"), which was formed in October 1985 and principally involved in the direct ownership of cable systems and is the parent company of Northland Cable Properties, Inc. (“NCPI”). NCPI is the majority member and manager of Northland Cable Ventures, LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries, direct and indirect, of NTC include:

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

The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2014, the total number of basic video subscribers served by the Systems was 2,872, and the Partnership's penetration rate (basic video subscribers as a percentage of homes passed) was approximately 25%.

The Partnership has 11 non-exclusive franchises to operate the Systems. These franchises, which will expire at various dates through the year 2024, have been granted by local and county authorities in the areas in which the Systems operate. While the franchises have defined lives based on the franchising authority, renewals are routinely granted, and management expects them to continue to be granted. These franchise agreements are expected to be used by the Partnership for the foreseeable future and effects of obsolescence and other factors are minimal. In addition, the level of maintenance expenditures required to obtain the future cash flows expected from the franchises is not material in relation to the carrying value of the franchises. This expectation is supported by management's experience with the Partnership’s franchising authorities and the franchising authorities of the Partnership’s affiliates. Annual franchise fees are paid to the granting authorities. These fees vary between 2% and 5% and are generally based on the respective gross revenues of the Systems in a particular community. The franchises may be terminated for failure to comply with their respective conditions.

The following is a description of the areas served by the Systems as of December 31, 2014. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, Internet and telephone).

Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Pickensville, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2014 is as follows:

Basic Video Subscribers	1,524
Digital Video Subscribers	637
Internet Subscribers	1,048
Telephone Subscribers	451
Estimated Homes Passed	5,820

Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2014 is as follows:

Basic Video Subscribers	1,348
Digital Video Subscribers	461
Internet Subscribers	823
Telephone Subscribers	287
Estimated Homes Passed	5,660

The Partnership had 10 employees as of December 31, 2014. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

The Partnership's business is not considered seasonal. The business of the Partnership is not dependent upon a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on its business. No customer accounts for 10% or more of revenues. No material portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental unit, except that franchise agreements may be terminated or modified by the franchising authorities as noted above. During the last year, the Partnership did not engage in any research and development activities.

Partnership revenues are derived primarily from monthly payments received from video, Internet and telephone subscribers. Subscribers are divided into six categories: basic video subscribers, expanded basic video subscribers, premium video subscribers, digital video subscribers, Internet subscribers and telephone subscribers. "Basic video subscribers" are households that subscribe to the basic level of service, which generally provides access to the four major television networks (ABC, NBC, CBS and FOX), a few independent local stations, PBS (the Public Broadcasting System) and certain satellite programming services, such as ESPN, CNN or The Discovery Channel. "Expanded basic video subscribers" are households that subscribe to an additional level of certain satellite programming services, the content of which varies from system to system. "Premium video subscribers" are households that subscribe to one or more "pay channels" in addition to the basic service. These pay channels include such services as Showtime, Home Box Office, Cinemax, or The Movie Channel. “Digital video subscribers” are those who subscribe to digitally delivered video and audio services. “Internet Subscribers” are those who subscribe to the Partnership’s Internet service, which is offered via a cable modem. “Telephone Subscribers” are those who subscribe to the Partnership’s telephony service, known as Voice over Internet Protocol, or VoIP.

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

Companies with considerable resources have entered the business. These companies include public utilities to whose poles the Partnership’s cables are attached. Federal law allows telephone companies to provide a wide variety of services that are competitive with the Partnership’s services, including video and Internet services within and outside their telephone service areas. The nation’s leading telephone companies have entered the multichannel video programming distribution business on a nationwide basis. These companies have considerable resources and could be formidable competitors. The Partnership cannot predict at this time the extent of the competition that will emerge in areas served by the Partnership's cable systems. The entry of telephone companies, public and private utilities and local governments as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the Partnership's systems.

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

REGULATION AND LEGISLATION

The following summary addresses the key regulatory and legislative developments affecting the cable industry.  Cable system operations are extensively regulated by the FCC, some state governments and most local governments.  A failure to comply with these regulations could subject the Partnership to substantial penalties.  The Partnership’s business can be dramatically impacted by changes to the existing regulatory framework, whether triggered by legislative, administrative, or judicial rulings.  Congress and the FCC have expressed a particular interest in increasing competition in the communications field generally and in the cable television field specifically.  The 1996 Telecom Act, which amended the Communications Act, altered the regulatory structure governing the nation's communications providers.  It removed barriers to competition in both the cable television market and the local telephone market.  The Partnership could face additional material disadvantages in the future if it is subject to new or changed regulations that do not equally impact the Partnership’s competitors.

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

Must Carry/Retransmission Consent

There are two alternative legal methods for carriage of local broadcast television stations on cable systems.  Federal law currently includes “must carry” regulations, which require cable systems to carry certain local broadcast television stations that the cable operator may not select voluntarily.  Alternatively, federal law includes “retransmission consent” regulations, by which popular commercial television stations can prohibit cable carriage unless the cable operator first negotiates for “retransmission consent,” which may be conditioned on significant payments or other concessions.  Either option has a potentially adverse effect on the Partnership’s business.  While the Partnership currently has retransmission consent agreements with all such broadcast stations, the potential remains for carriage of such stations to be discontinued if any of such agreements is not renewed following its expiration.

In the wake of publicized disputes between several cable operators and broadcasters, several members of Congress have expressed concern that current retransmission consent requirements and practices have had a negative effect on consumers, and stated that it is time for Congress to reexamine those requirements.  Other members of Congress have suggested that binding arbitration may be an appropriate means of resolving such disputes.  The FCC has an ongoing proceeding to consider changes to its rules governing retransmission consent negotiations.

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

Access for Persons with Disabilities:  FCC rules requires the Partnership to ensure that persons with disabilities can more fully access the programming we carry.  The Partnership is required to provide closed captions and pass through video description to subscribers on some networks it carries.  In the future, the Partnership will be required to ensure aural accessibility of emergency information, and accessibility of navigation devices.

Encryption of the Basic Service Tier:  If a cable operator decides to encrypt the basic tier on its all-digital system, the FCC rules require operators of such systems to offer certain affected subscribers free equipment or CableCARDs for a period of one to five years.

Other Regulation:  The Partnership is subject to various other regulations, including those related to political broadcasting; home wiring; the blackout of certain network, sports, and syndicated programming; prohibitions on transmitting obscene programming; limitations on advertising in children's programming; and standards for emergency alerts, as well as telemarketing and general consumer protection laws.  The FCC also imposes various technical standards on our operations.  In the aftermath of Superstorm Sandy, the FCC and the states are examining whether new requirements are necessary to improve the resiliency of communications networks, potentially including cable networks.

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

Internet Service

Regulatory Classification:  On February 26, 2015, the FCC reclassified high-speed Internet access services (often called "broadband" Internet services) as "telecommunication services" under Title II of the Communications Act.  Under Title II, the FCC will have broad and far reaching regulatory authority over internet services and internet service providers. The FCC formally implemented it previous announcement to prohibit blocking or “throttling” of lawful content, prohibit paid prioritization of content, require greater transparency regarding broadband service, allow reasonable network management and address interconnection issues. In its announcement, the FCC determined that it will forbear from rate regulation, not require Universal Service Fund contributions from ISP’s and continue the existing taxation exemptions under the Internet Tax Freedom Act. It is not possible to determine the extent to which the FCC’s new rules will affect the Partnership. Further, the FCC retains the authority to issue additional rules and regulations within the full scope of its powers regardless of its current ruling. Under its broad regulatory authority the FCC can impose substantial obligations on broadband providers that could have a material impact on the Partnership.

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

Pole Attachments

The Communications Act requires most utilities to provide cable systems with access to poles and conduits and simultaneously subjects the rates charged for this access to either federal or state regulation.  The Act specifies that significantly higher rates apply if the cable plant is providing telecommunications service, as well as traditional cable service.  The FCC has clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that determination was upheld by the United States Supreme Court.  It remains possible that the underlying pole attachment formula, or its application to Internet and telecommunications offerings, will be modified in a manner that substantially increases the Partnership’s pole attachment costs.

Cable Equipment

The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology.  The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from the basic converter functions, which could then be provided by third party vendors.  The first phase of implementation has already passed.  A prohibition on cable operators leasing digital set-top terminals that integrate security and basic navigation functions went into effect as of July 1, 2007. More recently, the FCC has relaxed the ban on integrated security in set-top-boxes. The FCC has issued an industry-wide waiver permitting cable operator use of particular top boxes that met its definition of a “low-cost, limited capability” device. Further, the FCC has established an expedited process to encourage other equipment manufacturers to obtain industry-wide waivers.

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

The specific terms and conditions of cable franchises vary materially between jurisdictions.  Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, and customer service standards.  A number of states subject cable systems to the jurisdiction of centralized state government agencies, such as public utility commissions.  Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal protections.  For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal.  Even if a franchise is renewed, however, the local franchising authority may seek to impose new and more onerous requirements as a condition of renewal.  Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system, the local franchising authority may attempt to impose more burdensome requirements as a condition for providing its consent.

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

Other Communications Act Provisions and FCC Regulatory Matters

In addition to the Communications Act provisions and FCC regulations noted above, there are other statutory provisions and FCC regulations affecting the Partnership’s business.  The Communications Act and the FCC regulate, for example, and among other things, (1) cable-specific privacy obligations; (2) equal employment opportunity obligations; (3) customer service standards; (4) technical service standards; (5) mandatory blackouts of certain network, syndicated and sports programming; (6) restrictions on political advertising; (7) restrictions on advertising in children's programming; (8) restrictions on origination cablecasting; (9) restrictions on carriage of lottery programming; (10) sponsorship identification obligations; (11) closed captioning of video programming; (12) licensing of systems and facilities; (13) maintenance of public files; and (14) emergency alert systems.  It is possible that Congress or the FCC will expand or modify its regulation of cable systems in the future, and the Managing General Partner cannot predict at this time how that might impact the Partnership’s business.

ITEM 1A. RISK FACTORS

The Partnership’s business is subject to extensive governmental legislation and regulation, which could adversely affect its business.

Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

●	rules governing the provision of cable equipment and compatibility with new digital technologies;
●	rules and regulations relating to subscriber privacy;
●	limited rate regulation;
●	requirements governing when a cable system must carry a particular broadcast station and when it must obtain consent to carry a broadcast station;
●	rules for franchise renewals and transfers; and
●	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

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

Because there is no public market for the Partnership’s units of limited partnership interest, limited partners may not be able to sell their units.

There is no established trading market for the units of limited partnership interest. There can be no assurance as to:

●	the liquidity of any trading market that may develop;

●	the ability of holders to sell their units; or

●	the price at which the holders would be able to sell their units.

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

The limited partners have limited voting rights and limited ability to influence the Partnership’s operations and activities.

The limited partners have only limited voting rights on matters affecting the Partnership’s operations and activities and, therefore, limited ability to influence management's decisions regarding the Partnership’s business. Limited partners' voting rights are further restricted by the partnership agreement provisions providing limited ability of limited partners to call meetings or to acquire information about operations, as well as other provisions limiting the limited partners' ability to influence the manner or direction of management.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Partnership's cable systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 11,480 homes as of December 31, 2014. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3. LEGAL PROCEEDINGS

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $216,848 in legal fees associated with the defense of this claim, of which approximately $177,057 and $39,791 was incurred for the years ended December 31, 2014 and 2013, respectively. The Partnership has recorded both the settlement and the associated legal fees as general and administrative expenses in the accompanying financial statements.

The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions, prospects or debt service abilities.

ITEM 4. MINE SAFETY DISCLOSURES

     Not applicable.

PART II

ITEM5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) There is no established public trading market for the Partnership's units of limited partnership interest.

(b) The approximate number of equity holders as of December 31, 2014, is as follows:

Limited Partners:	852
General Partners:	1

(c) During 2014, 2013 and 2012 the Partnership made no cash distributions to the limited partners.

ITEM 6. SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS:
Revenue	$4,380,380	$4,487,627	$4,218,611	$4,127,680	$3,981,705

Operating (loss) income	(2,252,937)	224,760	292,236	(529,578)	461,508

Net (loss) income	(2,252,825)	215,607	263,450	(501,530)	408,302

Net income (loss) per limited partnership unit	$(117)	$11	$14	$(26)	$21

	2014	2013	2012	2011	2010
BALANCE SHEET DATA:

Total assets	3,376,610	5,229,604	5,490,113	5,586,629	6,321,108

Term loan	-	-	553,376	928,376	1,153,376

Total liabilities	986,752	580,242	1,051,638	1,411,604	1,644,553

General partner's deficit	(56,024)	(33,496)	(35,652)	(38,286)	(33,271)
Limited partners’ capital	2,445,882	4,682,858	4,474,127	4,213,311	4,709,826

	Quarters Ended (unaudited)
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2014	2014	2014	2013	2013	2013	2013

Revenue	$1,040,970	$1,062,196	$1,130,004	$1,147,210	$1,102,691	$1,126,809	$1,143,396	$1,114,731
Operating (loss) income	(127,862)	(2,198,007)	19,967	52,965	(3,596)	18,285	86,810	123,262
(Loss) income from operations	(127,861)	(2,197,906)	19,972	52,970	(3,593)	18,290	83,009	117,901

Net (loss) income from operations per limited partnership unit	$(7)	$(114)	$1	$3	$(0)	$1	$4	$6

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2014 and 2013

Total basic video subscribers decreased from 3,448 as of December 31, 2013, to 2,872 as of December 31, 2014. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. The Swainsboro system is 85% overbuilt by Pineland Telephone Cooperative (“Pineland”). Over the last two years competition from Pineland has reduced the Swainsboro system’s revenues and cash flow. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data and phone products.

Revenue totaled $4,380,380 for the year ended December 31, 2014, a decrease of 2% from $4,487,627 for the year ended December 31, 2013. Revenues for the year ended December 31, 2014 were comprised of the following sources:

●	$2,139,251 (49%) from basic and expanded basic video services
●	$1,265,521 (29%) from Internet services
●	$437,360 (10%) from telephone services
●	$79,067 (2%) from premium video services
●	$61,789 (1%) from advertising
●	$102,197 (2%) from late fees
●	$295,195 (7%) from other sources

Average monthly revenue per subscriber increased $14.40, or approximately 14%, from $101.22 for the year ended December 31, 2013, to $115.62 for the year ended December 31, 2014. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2014 and increased penetration of new products, specifically, Internet services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

	2014	2013	2012	2011	2010
Basic Video Rate	63.30	58.30	53.30	50.55	48.75
Expanded Basic Video Rate	6.50	6.00	6.00	4.00	4.00
HBO Rate	19.50	17.50	15.75	15.75	14.75
Cinemax Rate	14.75	14.75	13.75	12.75	12.25
Showtime Rate	17.25	15.25	15.25	15.25	14.75
Encore Rate	5.75	4.75	4.75	4.75	4.75
Starz	10.00	9.50	9.00	8.25	7.75
Digital Rate (Incremental)	8.75	8.75	8.75	6.75	6.75
Internet Rate	55.00	45.00	45.00	42.65	40.75
Telephone Rate	38.50	36.50	36.50	35.00	35.00

Operating expenses, excluding general and administrative, programming, and depreciation expenses, loss on impairment of franchise agreements and loss on disposal of assets totaled $474,479 for the year ended December 31, 2014, representing a decrease of 8% from $517,561 for the year ended December 31, 2013. The decrease is primarily attributable to a decrease in operating salaries, operating overtime, payroll tax expense, vehicle operating expenses and operating overhead.

General and administrative expenses totaled $1,758,596 for the year ended December 31, 2014, representing an increase of approximately 28% from $1,378,004 for the year ended December 31, 2013. This increase is primarily attributable to the settlement of a legal claim made by a former employee and higher administrative salaries, net bad debt expenses, administrative services, call center fees, marketing expenses and other administrative expenses.

Programming expenses totaled $1,921,137 for the year ended December 31, 2014, an increase of approximately 6% from $1,817,916 for the year ended December 31, 2013. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of Internet and telephone services, offset by decreased video subscribers from 3,448 as of December 31, 2013 to 2,872 as of December 31, 2014. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $563,147 for the year ended December 31, 2014, remaining consistent with the year ended December 31, 2013. Depreciation of recent purchases related to the upgrade of plant and equipment, was offset by certain assets becoming fully depreciated.

Loss on disposal of assets totaled $17,565 for the year ended December 31, 2014, and consists primarily of costs incurred in connection with the disposal of plant in discontinued service areas of the Aliceville system offset by proceeds from the sale of a vehicle. Gain on disposal of assets totaled $11,880 for the year ended December 31, 2013, and consists primarily of insurance proceeds from storm damage in the Aliceville system.

Interest expense and amortization of loan fees decreased from $9,310 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014. The Partnership paid off the outstanding balance of its term loan on July 1, 2013.

In 2014, the Partnership generated a loss of $2,252,825 compared to an income of $215,607 in 2013. The operating loss is mainly attributable to the $1,898,393 impairment write down of the Partnership’s Swainsboro franchise agreements and the settlement of a legal claim made by a former employee. The Partnership generated positive income in each of the two prior years, and management anticipates that this trend will continue.

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

Revenue totaled $4,487,627 for the year ended December 31, 2013, increasing 6% from $4,218,611 for the year ended December 31, 2012. Revenues for the year ended December 31, 2013 were comprised of the following sources:

●	$2,425,257 (54%) from basic and expanded basic video services
●	$1,210,386 (27%) from Internet services
●	$356,662 (8%) from telephone services
●	$96,434 (2%) from premium video services
●	$71,351 (2%) from advertising
●	$112,418 (2%) from late fees
●	$215,119 (5%) from other sources

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

The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

	2013	2012	2011	2010	2009
Basic Video Rate	58.30	53.30	50.55	48.75	44.25
Expanded Basic Video Rate	6.00	6.00	4.00	4.00	4.00
HBO Rate	17.50	15.75	15.75	14.75	14.00
Cinemax Rate	14.75	13.75	12.75	12.25	11.50
Showtime Rate	15.25	15.25	15.25	14.75	14.00
Encore Rate	4.75	4.75	4.75	4.75	4.75
Starz	9.50	9.00	8.25	7.75	7.00
Digital Rate (Incremental)	8.75	8.75	6.75	6.75	6.50
Internet Rate	45.00	45.00	42.65	40.75	40.25
Phone Rate	36.50	36.50	35.00	35.00	33.00

Operating expenses, excluding general and administrative, programming, and depreciation expenses, and loss on impairment of franchise agreements totaled $517,561 for the year ended December 31, 2013, representing an increase of 7% from $482,133 for the year ended December 31, 2012. The increase is primarily attributable to an increase in operating salaries offset by decreases in pole rental expense and regional management expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for video, Internet, telephone and other services. As a result of the aforementioned legal settlement, the Partnership will actively reduce its capital expenditures for 2015 to satisfy these obligations and to cover future operating costs and working capital needs over the next twelve-month period.

2014

Net cash provided by operating activities totaled $469,504 for the year ended December 31, 2014. Adjustments to the $2,252,825 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $1,898,393 in loss on impairment of franchise agreements, $563,147 in depreciation, and changes in other operating assets and liabilities of $264,112.

Net cash used in investing activities totaled $519,695 and consisted primarily of capital expenditures for the year ended December 31, 2014.

Net cash used in financing activities for the year ended December 31, 2014 consisted of a $6,679 in distribution on behalf of limited partners for tax purposes.

Term Loan

The Partnership’s term loan matured and was paid in full on July 1, 2013.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2014 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years

Minimum operating lease payments	$45,000	$5,000	$10,000	$10,000	$20,000

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2015.
(b)

The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $108,095 in 2014.

Capital Expenditures

During 2014, the Partnership paid $544,759 for capital expenditures. These expenditures included continued plant upgrades in both systems to extend and maintain high speed data service capabilities, vehicle replacement and customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $370,000 on capital expenditures during 2015. Planned expenditures include quality assurance upgrade work to maintain reliable video signals and broadband speeds in both systems, potential line extension opportunities and customer premise equipment to provide services.

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

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged to operations by the General Partner were $219,019, $224,381, and $210,931 for 2014, 2013, and 2012, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations. The Partnership has deferred payment of management fees for the fourth quarter of 2014 and will continue to defer management fees through 2015 to meet its obligations related to the aforementioned settlement of a legal claim in September 2014.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $387,444, $287,581, and $261,205 for 2014, 2013, and 2012, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $38,438, $58,896, and $50,770, net of payments received, under the terms of these agreements during 2014, 2013, and 2012, respectively.

NCSC, an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s Internet and telephone services. In 2014, 2013, and 2012, the Partnership’s operations include charges of $173,589, $116,279, $101,772, respectively, for these services. Of this amount, $15,223, $18,859, and $35,753 were capitalized in 2014, 2013, and 2012, respectively, related to the build out and upgrade of cable systems. CAC, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $49,058, $63,310, and $60,434, in payments received under the terms of this agreement during 2014, 2013, and 2012, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to market risks arising from changes in interest rates as its cash balance is comprised of deposits at financial institutions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Partnership for the years ended December 31, 2014, 2013 and 2012 are included as a part of this filing (see Item 15 (a) below).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Partnership maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The General Partner’s Chief Executive Officer and Vice President, Controller (Principal Accounting Officer) have evaluated these disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management determined that, as of December 31, 2014, the Partnership’s internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As described in Controls and Procedures in Item 4 of the Partnership’s 2014 Form 10Q filed with the SEC on November 11, 2014, management identified a material weakness in the Partnership’s internal control over financial reporting as a result of a missing control to ensure all information relevant to financial reporting is being shared on a timely basis with individuals in financial reporting oversight roles. Specifically, management engaged an independent third party to perform an appraisal of the Partnership’s Swainsboro, GA system during the second quarter of 2014. The appraisal of the Swainsboro, GA system constituted a triggering event under ASC 350. The Partnership’s intangible assets should have been tested for impairment as of June 30, 2014, as a result of the triggering event. Management did not follow the control process to determine whether any triggering events have occurred and an analysis of impairment of the intangible assets should have been performed during the reporting period. Management performed a retrospective review of the value of the intangible assets as of June 30, 2014, prepared a discounted cash flow analysis and determined that no impairment had occurred as of June 30, 2014. During the third quarter of 2014, there was a significant decline in the operating cash flow of the Swainsboro system as compared to previous reporting periods due to escalating competition from Pineland Telephone Cooperative. Management updated its analysis of the value of intangible assets utilizing results for the third quarter of 2014 and determined an impairment of the Swainsboro intangible assets had occurred. An appropriate adjustment to the carrying value of the Swainsboro intangible assets was recorded as of September 30, 2014.

During the fourth quarter of 2014, management identified the material weakness described above and reinforced the control process of establishing a meeting with individuals in financial reporting oversight roles every reporting period to communicate and determine whether any triggering events have occurred during the reporting period.

As of the date of this 10-K filing, management believes this material weakness has been remediated.

Other than the changes described above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

JOHN S. WHETZELL (AGE 72). Mr. Whetzell is the founder of Northland Communications Corporation and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable industry for over 39 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 78). Mr. Iverson is the Secretary of Northland Telecommunications Corporation and has served on the Board of Directors since December 1984. Mr. Iverson has a Juris Doctor degree from the University of Washington.  He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009.  Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.

RICHARD I. CLARK (AGE 57). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable industry for nearly 35 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 57). Mr. Jones is the Chief Executive Officer and President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and has previously served as President, Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 69). Mr. Dyste currently serves as Chief Technical Officer of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Dyste is responsible for planning and advising all Northland cable systems and call centers with regard to technical performance, staffing, quality assurance, system upgrades and technical development of new products. Mr. Dyste joined Northland in August 1986 as an engineer and served as Operations Engineer from August 1986 until April 1987. He then served as Senior Vice President – Technical Services with additional responsibilities for operations in Texas and the West Coast until May of 2011. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute and is a certified Broadband Communications Engineer.

H. LEE JOHNSON (AGE 71). Mr. Johnson currently serves as Vice President of Northland Cable Services Corporation. He is responsible for management of Cable Ad Concepts Inc., and sales of Northland Business Products in the Southeast Division. Mr. Johnson has also served as Divisional Vice President of Northland, responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable industry for over 46 years. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, the Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 59). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 50). Mr. Cryan is Senior Vice President - Budgets and Information Technology and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     RICK J. MCELWEE (AGE 53). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

     PAUL MILAN (AGE 53). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.

     STEVEN M. TANABE (AGE 42). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President – Strategic Planning & Management. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.

     RHETA R. ANGELES (AGE 39).  Ms. Angeles joined Northland in June 2000 as Training and Personnel Services Supervisor and currently serves as Vice President – Human Resources.  She is responsible for recruiting, employee relations, benefits management, compliance, assisting in drafting policies and procedures and corporate administration.  Prior to joining Northland, Ms. Angeles worked for two years as the Training Manager for Hyatt International Hotels located in the Northern Marianas Islands.  She graduated from Hawaii Pacific University and holds a Bachelor of Science in Business Administration with a double major in Human Resources and Computer Information Systems.

       ROBERT L. WOLFE (AGE 45).  Mr. Wolfe joined Northland in August 1996 and currently serves as Vice President – Technical Operations of Northland Telecommunications Corporation.  He is responsible system and business services technical operations, including general team management, staffing, training and system performance. Mr. Wolfe has received training from numerous industry related companies, including Jones/National Cable Television Institute, Arris (formerly Motorola), Aurora Networks (a Pace Company), Cisco and the Society of Cable Television Engineers. Previously, Mr. Wolfe was a principle with a retail/pharmaceutical company in Statesboro, Georgia where he attended Georgia Southern University.

      MELANIE L. HANNASCH (AGE 36).  Ms. Hannasch joined Northland in January 2014 as Vice President – Marketing.  She is responsible for planning and implementing marketing strategies and brand management, incorporating market research and measurement with forecasting goals, as well as managing daily operations of the marketing department. Additional responsibilities include driving marketing initiatives in accordance with Northland’s Strategic Plan and providing guidance for the company’s promotions and customer impacts. Prior to joining Northland, Ms. Hannasch worked at Mediacom Communications for seven years as both a Director of Operations and as a Senior Marketing Manager. She attended the University Nevada – Las Vegas with a Bachelor of Science in Business Administration and Majored in Marketing.

Audit Committee and Financial Expert.

The Northland board of directors consists of three individuals, whom also serve on the NTC board of directors. Together, the NTC and the Northland boards of directors serve as the oversight body for the Partnership. The Northland and NTC boards do not have a separate audit committee; instead, all members perform the function of an audit committee. The Northland and NTC boards of directors also do not have a "financial expert" as defined in applicable SEC rules, as it believes that the background and financial sophistication of its members are sufficient to fulfill the duties of such “financial expert”.

Code of Ethics

The Partnership does not currently have a code of ethics. The Partnership has only 10 employees and the Northland executives, together with the NTC and Northland boards, manage all oversight functions. With so few employees, none of whom have executive oversight responsibilities, the Partnership does not believe that developing and adopting a code of ethics is necessary. Northland and NTC also do not have a code of ethics; but will consider whether adopting a code of ethics is appropriate.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2014 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2014 (see Items 15 (a) and 13 (a) below).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2014 is as follows:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
General Partner's Interest	Northland Communications Corporation	(See Note A)	(See Note A)
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

(b) CHANGES IN CONTROL.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged to operations by the General Partner were $219,019, $224,381, and $210,931 for 2014, 2013, and 2012, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations. The Partnership has deferred payment of management fees for the fourth quarter of 2014 and will continue to defer management fees through 2015 to meet its obligations related to the aforementioned settlement of a legal claim in September 2014.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $387,444, $287,581, and $261,205 for 2014, 2013, and 2012, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $38,438, $58,896, and $50,770, net of payments received, under the terms of these agreements during 2014, 2013, and 2012, respectively.

NCSC, an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s Internet and telephone services. In 2014, 2013, and 2012, the Partnership’s operations include charges of $173,589, $116,279, $101,772, respectively, for these services. Of this amount, $15,223, $18,859, and $35,753 were capitalized in 2014, 2013, and 2012, respectively, related to the build out and upgrade of cable systems. CAC, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $49,058, $63,310, and $60,434, in payments received under the terms of this agreement during 2014, 2013, and 2012, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2014 and 2013 have been allocated by management and are set forth below.

	Year Ended December 31,
	2014	2013

Audit fees	$175,000	$170,000

Total	$175,000	$170,000

 Audit fees for the fiscal years ended December 31, 2014 and 2013, were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

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

Form 8-K filed on January 7, 2014, disclosing a filing with the Secretary of State of the State of Washington an amendment to its Amended and Restated Agreement of Limited Partnership to extend the term of the Partnership from December 31, 2013 to December 31, 2014 (the “Amendment”). The Amendment was approved at a special meeting of limited partners on December 17, 2013.

(c) EXHIBITS:
4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

(c) EXHIBITS:

10.11	Detroit Franchise (1)

10.12	Idanha Franchise (1)

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL - Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL - Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL - Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL - Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.39	Franchise Agreement with Town of Millport, AL - Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL - Assignment and Assumption Agreement dated August 2, 1994 (7)

(c) EXHIBITS:

10.42	Franchise Agreement with City of Reform, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006 (19)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated February 27, 2015 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of Vice President, Controller of Northland Communications Corporation, the General Partner, dated February 27, 2015 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated February 27, 2015 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of Vice President, Controller of Northland Communications Corporation, the General Partner, dated February 27, 2015 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (20)

101*

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets at December 31, 2014 and December 31, 2013, (ii) Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (iii) Statements of Changes in Partners’ Capital (Deficit) for the Years Ended December 31, 2014, 2013 and 2012(iv) Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, and (v) Notes to Financial Statements, tagged as blocks of text.

*

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from the Partnership's Form S-1 Registration Statement declared effective on March 16, 1989 (No. 33-25892).

(2)	Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended June 30, 1989.

(3)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1989.

(4)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1990

(5)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1992.

(6)	Incorporated by reference from the Partnership's Form 8-K dated November 11, 1994.

(7)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1994.

(8)	Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended March 31, 1995.

(9)	Incorporated by reference from the Partnership's Form 8-K dated January 5, 1996.

(10)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the year ended December 31, 1998.

(11)	Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended June 30, 2002

(12)	Incorporated by reference from the Partnership's Form 8-K dated March 11, 2003.

(13)	Incorporated by reference from the Partnership's Form 10-Q Quarterly Report for the period ended June 30, 2003

(14)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 2004

(15)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 2005

(16)	Incorporated by reference from the Partnership's Form 8-K dated July 9, 2007.

(17)	Incorporated by reference from the Partnership's definitive proxy statement dated December 19, 2007.

(18)	Incorporated by reference from the Partnership's Form 8-K dated April 4, 2008.

(19)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 2006.

(20)	Incorporated by reference from the Partnership's Form 10-K Annual Report for the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

By: NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)

Date: 2-27-15	By	/S/ GARY S. JONES
Gary S. Jones, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ GARY S. JONES	Chief Executive Officer of Registrant; Chief Executive Officer	2-27-15
Gary S. Jones	of Northland Communications Corporation

/S/ RICHARD I. CLARK	Director of Northland Communications Corporation	2-27-15
Richard I. Clark

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2014 and 2013, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Seattle, Washington
February 27, 2015

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Cash	$87,503	144,373
Accounts receivable (net of allowance of $9,400 and $8,000 in 2014 and 2013)	117,745	101,777
Due from affiliates	6,028	16,613
Prepaid expenses	45,547	44,586

Investment in cable television properties:
Property and equipment	14,367,729	13,918,999
Less accumulated depreciation	(11,642,253)	(11,289,448)
	2,725,476	2,629,551
Franchise agreements (net of accumulated amortization of $1,907,136 in 2014 and 2013 (Note 3(c))	394,311	2,292,704
Total investment in cable television properties	3,119,787	4,922,255

Total assets	$3,376,610	5,229,604
Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$586,106	325,181
Due to General Partner and affiliates	233,437	53,163
Deposits	9,515	9,465
Subscriber prepayments	157,694	192,433
Total liabilities	986,752	580,242
Commitments and contingencies
Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(57,024)	(34,496)
	(56,024)	(33,496)
Limited partners:
Contributed capital, net (19,087 units)	8,091,119	8,097,798
Accumulated deficit	(5,645,237)	(3,414,940)
	2,445,882	4,682,858
Total liabilities and partners’ capital	$3,376,610	5,229,604

 See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Operations
Years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Revenue (including $49,058, $63,310 and $60,434, received from affiliate in 2014, 2013 and 2012, respectively)	$4,380,380	4,487,627	4,218,611
Expenses:
Operating / cost of revenue (including $54,597, $56,694, and $60,107, net, paid to affiliates in 2014, 2013, and 2012, respectively), excluding depreciation and amortization expense recorded below	474,479	517,561	482,133
General and administrative (including $664,102, $556,208, and $491,796, net, paid to affiliates in 2014, 2013, and 2012, respectively)	1,758,596	1,378,004	1,203,434
Programming / cost of revenue (including $84,568, $55,377, and $37,021, net, paid to affiliates in 2014, 2013, and 2012, respectively)	1,921,137	1,817,916	1,675,316
Depreciation / cost of revenue	563,147	561,266	528,758
Loss on impairment of franchise agreements	1,898,393	—	—
Loss (gain) on disposal of assets	17,565	(11,880)	36,734
Operating (loss) income	(2,252,937)	224,760	292,236
Other income (expense):
Interest expense and amortization of loan fees	—	(9,310)	(29,131)
Other income	112	157	345
Net (loss) income	$(2,252,825)	215,607	263,450
Allocation of net (loss) income:
General Partner	$(22,528)	2,156	2,634
Limited partners	(2,230,297)	213,451	260,816
Net (loss) income per limited partnership unit	(117)	11	14

 See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Changes in Partners’ Capital (Deficit)
Years ended December 31, 2014, 2013, and 2012

	General	Limited
	Partner	Partners	Total
Balance, December 31, 2011	$(38,286)	4,213,311	4,175,025
Net income	2,634	260,816	263,450
Balance, December 31, 2012	$(35,652)	4,474,127	4,438,475
Net income	2,156	213,451	215,607
Distribution to Limited Partners for income taxes paid	-	(4,720)	(4,720)
Balance, December 31, 2013	$(33,496)	4,682,858	4,649,362
Net loss	(22,528)	(2,230,297)	(2,252,825)
Distribution to Limited Partners for income taxes paid	-	(6,679)	(6,679)
Balance, December 31, 2014	$(56,024)	2,445,882	2,389,858

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES
EIGHT LIMITED PARTNERSHIP
Statements of Cash Flows
Years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,252,825)	215,607	263,450
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	563,147	561,266	528,758
Amortization of loan fees	—	1,007	4,028
(Gain) loss on disposal of assets	(3,323)	(11,880)	16,310
Loss on impairment of franchise agreements	1,898,393	—	—
Changes in certain assets and liabilities:
Accounts receivable	(15,968)	(5,708)	17,450
Due from affiliates	10,585	26,522	10,208
Prepaid expenses	(961)	3,332	5,042
Accounts payable and accrued expenses	242,136	49,750	16,845
Due to General Partner and affiliates	63,009	22,234	(15,613)
Deposits	50	(1,750)	390
Subscriber prepayments	(34,739)	8,293	19,621
Net cash provided by operating activities	469,504	868,673	866,489
Cash flows used in investing activities:
Purchase of property and equipment	(544,759)	(580,534)	(482,708)
Proceeds from sale of property	25,064	21,864	500
Insurance proceeds	—	11,790	4,107
Increase in franchise agreements	—	—	(500)
Net cash used in investing activities	(519,695)	(546,880)	(478,601)
Cash flows used in financing activities:
Principal payments on term loan	—	(553,376)	(375,000)
Distribution on behalf of limited partners for tax purposes	(6,679)	(4,720)	—
Net cash used in financing activities	(6,679)	(558,096)	(375,000)
(Decrease) increase in cash	(56,870)	(236,303)	12,888
Cash, beginning of year	144,373	380,676	367,788
Cash, end of year	$87,503	144,373	380,676
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	8,303	31,033
Capital expenditures in accounts payable at December 31, 2014, 2013 and 2012	$33,640	14,851	32,962
Capital expenditures in due to general partner and affiliates at December 31, 2014, 2013 and 2012	$95,701	(21,564)	—

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

(1)     Organization and Partners’ Interests

(a)      Formation and Business

Northland Cable Properties Eight Limited Partnership (the Partnership), a Washington limited partnership, was formed on September 21, 1988, and began operations on March 8, 1989. The Partnership was formed to acquire, develop and operate cable systems. The Partnership offers to residential and business customers traditional cable video programming, Internet services and telephone services on a subscription basis. Currently, the Partnership owns systems serving the cities of Aliceville, Alabama and certain surrounding areas, and Swainsboro, Georgia and certain surrounding areas. The Partnership has eleven nonexclusive franchises to operate these cable systems for periods, which will expire at various dates through 2024. Certain affiliates of the Partnership also own and operate other cable systems.

Northland Communications Corporation (the General Partner or Northland) manages the operations and is General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2016. The Amendment to extend the term of the Partnership from December 31, 2013, to December 31, 2016, was approved at a special meeting of the limited partners on December 17, 2013.

The Partnership is subject to certain risks as a cable, Internet and telephone operator. These include competition from alternative technologies (i.e., satellite), requirements to renew its franchise agreements and availability of capital.

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

(3)      Summary of Significant Accounting Policies

(a)      Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $9,400 and $8,000 at December 31, 2014 and 2013, respectively.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

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

During 2014, there was a significant decline in the operating cash flow of the Swainsboro, GA system constituting a triggering event under ASC 360. The Partnership performed step 1 of the impairment test on the property and equipment of its Swainsboro, GA system and determined that the undiscounted cash flows of the system exceeded the carrying value of the property and equipment as of December 31, 2014.

(c)      Intangible Assets

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership determined that its franchise agreements met the definition of indefinite-lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tests these intangibles for impairment annually as of September 30th or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

The Partnership tested and determined that the carrying value of the franchise agreements associated with its Swainsboro, Georgia system exceeded such assets fair value as of September 30, 2014. Fair value was determined using discounted system cash flows net of contributory charges for the system’s property and equipment (a Level 3 measurement). The Partnership recognized an impairment loss of $1,898,393 as of September 30, 2014, which resulted in a total impairment of the franchises. This is primarily the result of a significant decrease in estimated future cash flows expected to be generated by the system, which is due to, among other factors, the decline in the number of video subscribers served by the system and increasing competition from providers in market experienced in 2014.

The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually as of September 30th, or more frequently as warranted by events or changes in circumstances.

(d)      Loan Fees

Loan fees were amortized using the straight-line method over periods of one to five years. The Partnership recorded amortization expense of $0, $1,007 and $4,028 in 2014, 2013, and 2012, respectively. Loan fees were fully amortized as of June 30, 2013.

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. In 2014, 2013, and 2012, the Partnership was required to make contributions and was charged $0, $0, and $1,632, respectively, by the fund. Management suspended contributions during 2012 based on its assessment that the current balance would be sufficient to meet potential claims. As of December 31, 2014 and 2013, the fund (related to all Northland entities) had a balance of $666,998 and $740,022, respectively. Amounts paid from the fund related to all Northland entities were $74,130, $9,226, and $168,481, in 2014, 2013, and 2012, respectively. Of this amount the Partnership received $0, $9,226 and $19,218 in 2014, 2013 and 2012, respectively.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

(f)      Revenue Recognition

Cable service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $61,789, $71,351, and $72,081, in 2014, 2013, and 2012 respectively.

(g)      Marketing Costs

The Partnership expenses marketing costs as they are incurred. Marketing costs attributable to operations were $56,993, $38,418, and $23,060 in 2014, 2013, and 2012, respectively.

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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by offering costs and limited partnership unit repurchases through the end of December 31, 2014. The Partnership has made no cash distributions to the limited partners as of December 31, 2014.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

(5)     Transactions with the General Partner and Affiliates

(a)      Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged by the General Partner were $219,019, $224,381, and $210,931 for 2014, 2013, and 2012, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations. The Partnership has deferred payment of management fees for the fourth quarter of 2014 and will continue to defer management fees through 2015 to meet its obligations related to the settlement of a legal claim in September 2014.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner and its affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $387,444, $287,581, and $261,205 for 2014, 2013, and 2012, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $38,438, $58,896, and $50,770, net of payments received, under the terms of these agreements during 2014, 2013, and 2012, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2014, 2013, and 2012, the Partnership’s operations include charges of $173,589, $116,279, $101,772, respectively, for these services. Of this amount, $15,223, $18,859, and $35,753 were capitalized in 2014, 2013, and 2012, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $49,058, $63,310, and $60,434, in payments received under the terms of this agreement during 2014, 2013, and 2012, respectively.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

(c)      Due from Affiliates

 The receivable from affiliates consists of the following:

	December 31
	2014	2013
Reimbursable operating costs	25	0
Other amounts due from affiliates, net	6,003	16,613
	$6,028	16,613

(d)      Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2014	2013
Management fees	$50,501	18,369
Reimbursable operating costs	81,428	69,478
Other amounts due to General Partner and affiliates, net	101,508	(34,684)
	$233,437	53,163

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

(6)       Property and Equipment

Property and equipment consists of the following:

	December 31
	2014	2013
Land and buildings	$54,451	54,451
Distribution plant	13,477,626	13,094,310
Other equipment	811,755	768,678
Construction in progress	23,897	1,560
	14,367,729	13,918,999
Accumulated depreciation	(11,642,253)	(11,289,448)
Property and equipment, net of accumulated depreciation	$2,725,476	2,629,551

(7)       Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31
	2014	2013
Accounts payable	$29,618	31,868
Program license fees	193,693	158,460
Pole rental	33,990	31,364
Franchise fees	28,676	32,463
Copyright fees	5,346	5,346
Accrued legal fees and expenses	216,523	12,296
Other	78,260	53,384
	$586,106	325,181

(8)       Term Loan

The Partnership’s term loan matured and was paid in full on July 1, 2013.

(9)       Income Taxes

Income taxes payable have not been recorded in the accompanying financial statements because they are obligations of the partners. The federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

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

There was no taxable income allocated to the Limited Partners in 2014. The Limited Partners were allocated taxable income in 2013. State income taxes of $6,679 were paid in 2014 by the Partnership on behalf of the Limited Partners and have been recorded as a reduction of Limited Partner’s capital. The Limited Partners were allocated taxable income in 2012. State income taxes of $4,720 were paid in 2013 by the Partnership on behalf of the Limited Partners and have been be recorded as a reduction of Limited Partner’s capital. The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (Reallocated Limited Partner Losses). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

The Partnership follows FASB ASC 740 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.   The Partnership had no unrecognized tax benefits as of December 31, 2014 and 2013.

(10)     Commitments and Contingencies

(a)      Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense related to these leases was $16,725, $15,540, and $15,630 in 2014, 2013, and 2012, respectively. Minimum lease payments through the end of the lease terms are as follows:

2015	5,000
2016	5,000
2017	5,000
2018	5,000
2019	5,000
Thereafter	20,000
$45,000

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals for the years ended December 31, 2014, 2013, and 2012 was $108,095, $107,336, and $121,902, respectively.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2014 and 2013

(11)     Litigation

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. As of December 31, 2014, the Partnership has paid $50,000 of the settlement fee and the remaining balance of $100,000 is included in accounts payable and accrued expenses of the accompanying financial statements. In addition, the Partnership incurred approximately $216,848 in legal fees and travel expenses associated with the defense of this claim, of which approximately $177,057, $39,791, $0 was incurred for the years ended December 31, 2014, 2013 and 2012, respectively. The Partnership has recorded both the settlement and the associated legal fees as general and administrative expenses in the accompanying financial statements.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

(12)     Liquidity

The Partnership's primary source of liquidity is cash flow provided by operations. As a result of the aforementioned legal settlement, the Partnership has deferred payment of management fees for the fourth quarter of 2014 and will continue to defer management fees and other payments to affiliates, if necessary, along with actively reducing its capital expenditures for 2015 to satisfy these obligations and to cover future operating costs and working capital needs over the next twelve-month period. In the normal course of operations during 2015, the General Partner and its affiliates have represented to the Partnership that they will not call the amounts deferred by the Partnership.

(13)     Solicitation of Interest from Potential Buyers

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

(14)     Recent Accounting Pronouncements

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