Form 10-Q
period 2015-03-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2015-05-08
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2015

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to__________

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

Yes [X ]               No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]               No [X]

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION	3
ITEM 1. Financial Statements (Unaudited)	3
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	10
ITEM 4. Controls and Procedures	10
PART II — OTHER INFORMATION	11
ITEM 1 Legal proceedings	11
ITEM 1A Risk Factors	11
ITEM 6 Exhibits	11
SIGNATURES	12
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	March 31,	December 31,
	2015	2014
ASSETS

Cash	$143,139	87,503
Accounts receivable, net of allowance of $9,400	125,304	117,745
Due from affiliates	5,439	6,028
Prepaid expenses	44,732	45,547
Property and equipment, net of accumulated depreciation of $11,786,895, and $11,642,253, respectively	2,685,156	2,725,476
Franchise agreements, net of accumulated amortization of $1,907,136	394,311	394,311

Total assets	3,398,081	3,376,610

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$524,515	586,106
Due to General Partner and affiliates	357,071	233,437
Deposits	10,090	9,515
Subscriber prepayments	174,392	157,694
Total liabilities	1,066,068	986,752

Partners' capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(57,602)	(57,024)
	(56,602)	(56,024)

Limited Partners:
Contributed capital, net (19,087 units)	8,091,119	8,091,119
Accumulated deficit	(5,702,504)	(5,645,237)
	2,388,615	2,445,882

Total partners' capital	2,332,013	2,389,858

Total liabilities and partners' capital	$3,398,081	3,376,610

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended March 31,

	2015	2014

Service revenues	$1,092,518	$1,147,210

Expenses:
Cable system operations / cost of revenue (including $10,243, and $17,044 to affiliates in 2015 and 2014, respectively), excluding depreciation shown below	129,575	117,499
General and administrative (including $168,942, and $160,776 to affiliates in 2015 and 2014, respectively)	336,437	347,499
Programming / cost of revenue (including $19,610 and $19,392 to affiliates in 2015 and 2014, respectively)	537,629	487,144
Depreciation / cost of revenue	144,642	142,103
	1,148,283	1,094,245

(Loss) income from operations	(55,765)	52,965

Other income (expense):
Interest expense	(1,980)	-
Other income (expenses) net of interest income	(100)	5
	(2,080)	5

Net (loss) income	$(57,845)	$52,970

Allocation of net (loss) income:

General Partner (1%)	$(578)	$530

Limited Partners (99%)	$(57,267)	$52,440

Net (loss) income per limited partnership unit:
(19,087 units)	$(3)	$3

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended March 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(57,845)	$52,970
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	144,642	142,103
(Increase) decrease in operating assets:
Accounts receivable	(7,559)	12,771
Due from affiliates	589	11,851
Prepaid expenses	815	(116,910)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(33,731)	16,325
Due to General Partner and affiliates	123,634	23,381
Subscriber prepayments and deposits	17,273	(5,839)

Net cash provided by operating activities	187,818	136,652

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(132,182)	(178,602)
Net cash used in investing activities	(132,182)	(178,602)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows from financing activities	-	-

INCREASE (DECREASE) IN CASH	55,636	(41,950)

CASH, beginning of period	87,503	144,373

CASH, end of period	$143,139	$102,423

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$1,980	$2,908
Capital expenditures in accounts payable at March 31, 2015 and 2014	$5,780	$25,906
Capital expenditures in due to general partner and affiliates at March 31, 2015 and 2014	$95,701	$-

The accompanying notes are an integral part of these statements.

     NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited condensed financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position at March 31, 2015, its statements of operations for the three months ended March 31, 2015 and 2014, and its statements of cash flows for the three months ended March 31, 2015 and 2014. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Partnership’s test for impairment performed during the fourth quarter of 2014 indicated that the carrying value of the franchise agreements associated with its Swainsboro, Georgia system exceeded such assets fair value as of September 30, 2014.   The Partnership recognized an impairment loss of $1,898,393 as of September 30, 2014, which resulted in a total impairment of the franchises.

The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually as of September 30th, or more frequently as warranted by events or changes in circumstances.

(3)	Litigation

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $216,848 in legal fees associated with the defense of this claim, of which approximately $5,948 was incurred for the three months ended March 31, 2014. The Partnership recognized both the settlement and the associated legal fees as general and administrative expenses for the year ended December 31, 2014.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

(4)	Liquidity

The Partnership's primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for video, Internet, telephone and other services. As a result of the aforementioned legal settlement, the Partnership will actively reduce its capital expenditures and continue to defer payment of management fees and other payments to affiliates for 2015 to satisfy these obligations and to cover future operating costs and working capital needs over the next twelve-month period. In the normal course of operations over the next twelve-month period, the General Partner and its affiliates have represented to the Partnership that they will not call the amounts deferred by the Partnership.

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

At its April 1, 2015, meeting, the FASB agreed to propose a one-year deferral of the revenue recognition standard’s effective date for all entities. The FASB intend to issue an exposure draft in the near term with a 30-day comment period.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three months ended March 31, 2015 and 2014

Total video basic subscribers decreased from 3,407 as of March 31, 2014, to 2,863 as of March 31, 2015. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. The Swainsboro system is 85% overbuilt by Pineland Telephone Cooperative (“Pineland”). Over the last two years competition from Pineland has reduced the Swainsboro system’s revenues and cash flows. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,092,518 for the three months ended March 31, 2015, a decrease of 5% from $1,147,210 for the three months ended March 31, 2014. Revenues for the three months ended March 31, 2015 were comprised of the following sources:

●	$519,489 (48%) from basic and expanded video services
●	$333,262 (30%) from high speed internet services
●	$107,594 (10%) from telephony services
●	$17,687 (2%) from premium video services
●	$9,550 (1%) from advertising
●	$23,220 (2%) from late fees
●	$81,716 (7%) from other sources

Average monthly revenue per subscriber increased $15.26 or approximately 14% from $112.22 for three months ended March 31, 2014 to $127.48 for the three months ended March 31, 2015. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2015, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $129,575 for the three months ended March 31, 2015, an increase of approximately 10% from the same period in 2014. This increase is primarily attributable to a decrease in capitalized operating salaries as a result of reduced capital spending offset by decreases in system maintenance and vehicle maintenance expenses.

General and administrative expenses totaled $336,437 for the three months ended March 31, 2015, a decrease of approximately 3% from the same period in 2014. This decrease is primarily attributed to a decrease in administrative salary expenses, administrative services, and public filing and reporting expenses offset by higher call center fees, marketing expense, and other administrative expenses.

Programming expenses totaled $537,629 for the three months ended March 31, 2015, an increase of approximately 10% over the same period in 2014. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $144,642 for the three months ended March 31, 2015, an increase of approximately 2% over the same period in 2014. The increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment partially offset by certain assets becoming fully depreciated.

Interest expense totaled $1,980 for the three months ended March 31, 2015, as compared to $0 for the same period in 2014. The increase is primarily attributable to interest expense on obligations outstanding from the aforementioned legal settlement.

Liquidity and Capital Resources

The Partnership's primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for video, Internet, telephone and other services. As a result of the aforementioned legal settlement, the Partnership will actively reduce its capital expenditures and defer payment of management fees for 2015 to satisfy these obligations and to cover future operating costs and working capital needs over the next twelve-month period.

Net cash provided by operating activities totaled $187,818 for the three months ended March 31, 2015. Adjustments to the ($57,845) net loss for the period to reconcile to net cash provided by operating activities consisted of depreciation of $144,642, and changes in other operating assets and liabilities of $101,021.

Net cash used in investing activities totaled $132,182 for the three months ended March 31, 2015 and consisted of purchases of property and equipment.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of March 31, 2015:

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

Capital Expenditures

During the first three months of 2015, the Partnership paid $132,182 for capital expenditures. These expenditures included continued upgrades to both systems to expand and maintain the high speed data service capabilities, and customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $268,000 on capital expenditures during the remainder of 2015. Planned expenditures include quality assurance work to maintain reliable video signals and broadband speeds in both systems and customer premise equipment to provide services.

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

The Partnership’s test for impairment performed during the fourth quarter of 2014 indicated that the carrying value of the franchise agreements associated with its Swainsboro, Georgia system exceeded such assets fair value as of September 30, 2014.   The Partnership recognized an impairment loss of $1,898,393 as of September 30, 2014, which resulted in a total impairment of the franchises.

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

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $216,848 in legal fees associated with the defense of this claim, of which approximately $5,948 was incurred for the three months ended March 31, 2014. The Partnership recognized both the settlement and the associated legal fees as general and administrative expenses for the year ended December 31, 2014.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

ITEM 1A	Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2014 Form 10-K.

ITEM 6	Exhibits

(a)	Exhibit Index

	31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 8, 2015 pursuant to section 302 of the Sarbanes-Oxley Act

	31 (b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 8, 2015 pursuant to section 302 of the Sarbanes-Oxley Act

	32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated May 8, 2015 pursuant to section 906 of the Sarbanes-Oxley Act

	32 (b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated May 8, 2015 pursuant to section 906 of the Sarbanes-Oxley Act

	101	The following financial information from Northland Cable Properties Eight Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 is formatted in XBRL: (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I, CLARK	Executive Vice President, Treasurer and	05-08-15
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	Chief Executive Officer	05-08-15
Gary S. Jones