Form 10-Q
period 2015-06-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2015-08-10
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X ]

TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
ITEM 4. Controls and Procedures
PART II — OTHER INFORMATION
ITEM 1 Legal proceedings
ITEM 1A Risk Factors
ITEM 6 Exhibits
SIGNATURES
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 - FINANCIAL INFORMATION

ITEM 1. Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	June 30,	December 31,
	2015	2014
ASSETS

Cash	$95,589	87,503
Accounts receivable, net of allowance of $9,400	133,128	117,745
Due from affiliates	3,370	6,028
Prepaid expenses	106,980	45,547
Property and equipment, net of accumulated depreciation of $11,928,057, and $11,642,253, respectively	2,594,901	2,725,476
Franchise agreements, net of accumulated amortization of $1,907,136	394,311	394,311

Total assets	3,328,279	3,376,610

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$472,299	586,106
Due to General Partner and affiliates	421,361	233,437
Deposits	7,590	9,515
Subscriber prepayments	162,935	157,694
Total liabilities	1,064,185	986,752

Partners' capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(58,282)	(57,024)
	(57,282)	(56,024)

Limited Partners:
Contributed capital, net (19,087 units)	8,091,119	8,091,119
Accumulated deficit	(5,769,743)	(5,645,237)
	2,321,376	2,445,882

Total partners' capital	2,264,094	2,389,858

Total liabilities and partners' capital	$3,328,279	3,376,610

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended June 30,

	2015	2014

Service revenues	$1,085,952	$1,130,004

Expenses:
Cable system operations / cost of revenue (including $15,128 and $12,422 to affiliates in 2015 and 2014, respectively), excluding depreciation shown below	128,626	118,809
General and administrative (including $169,567 and $172,075 to affiliates in 2015 and 2014, respectively)	342,240	379,446
Programming / cost of revenue (including $18,934 and $20,952 to affiliates in 2015 and 2014, respectively)	540,508	471,728
Depreciation / cost of revenue	141,162	140,054
	1,152,536	1,110,037

(Loss) income from operations	(66,584)	19,967

Other income (expense):
Interest expense	(1,335)	-
Other income (expenses) net of interest income	-	5
	(1,335)	5

Net (loss) income	$(67,919)	$19,972

Allocation of net (loss) income:

General Partner (1%)	$(679)	$200

Limited Partners (99%)	$(67,240)	$19,772

Net (loss) income per limited partnership unit:
(19,087 units)	$(4)	$1

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2015	2014

Service revenues	$2,178,470	$2,277,215

Expenses:
Cable system operations / cost of revenue (including $25,371 and $29,466 to affiliates in 2015 and 2014, respectively), excluding depreciation shown below	258,202	236,308
General and administrative (including $338,510 and $332,801 to affiliates in 2015 and 2014, respectively)	678,676	726,945
Programming / cost of revenue (including $38,544 and $40,344 to affiliates in 2015 and 2014, respectively)	1,078,137	958,873
Depreciation / cost of revenue	285,804	282,156
	2,300,819	2,204,282

Insurance proceeds	-	-

(Loss) income from operations	(122,349)	72,933

Other income (expense):
Interest expense	(3,315)	-
Other income (expenses) net of interest income	(100)	9
	(3,415)	9

Net (loss) income	$(125,764)	$72,942

Allocation of net (loss) income:

General Partner (1%)	$(1,258)	$729

Limited Partners (99%)	$(124,506)	$72,213

Net (loss) income per limited partnership unit:
(19,087 units)	$(7)	$4

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the six months ended June 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(125,764)	$72,942
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	285,804	282,156
(Increase) decrease in operating assets:
Accounts receivable	(15,383)	(21,826)
Due from affiliates	2,658	8,300
Prepaid expenses	(61,433)	(70,549)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(113,807)	70,089
Due to General Partner and affiliates	187,924	16,078
Subscriber prepayments and deposits	3,316	(37,117)

Net cash provided by operating activities	163,315	320,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(155,229)	(368,713)
Net cash used in investing activities	(155,229)	(368,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution on behalf of limited partners for tax purposes	-	(6,679)
Net cash used in financing activities	-	(6,679)

INCREASE (DECREASE) IN CASH	8,086	(55,319)

CASH, beginning of period	87,503	144,373

CASH, end of period	$95,589	$89,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$3,315	$-
Capital expenditures in due to General Partner and affiliates at June 30, 2015 and 2014	$95,701	$2,805

The accompanying notes are an integral part of these statements.

     NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited condensed financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position at June 30, 2015, its statements of operations for the three and six months ended June 30, 2015 and 2014, and its statements of cash flows for the six months ended June 30, 2015 and 2014. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Partnership’s test for impairment performed during the fourth quarter of 2014 indicated that the carrying value of the franchise agreements associated with its Swainsboro, Georgia system exceeded such assets fair value as of September 30, 2014.   The Partnership recognized an impairment loss of $1,898,393 as of September 30, 2014, which resulted in a total impairment of the Swainsboro franchises.

The Partnership determined that there are no conditions such as obsolescence, regulatory changes, changes in demand, competition, or other factors that would change their indefinite life determination. The Partnership will continue to test these assets for impairment annually as of September 30th, or more frequently as warranted by events or changes in circumstances.

(3)	Litigation

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $216,848 in legal fees associated with the defense of this claim, of which approximately $23,754 and $29,702 was incurred for the three and six months ended June 30, 2014. The Partnership recognized both the settlement and the associated legal fees as general and administrative expenses for the year ended December 31, 2014.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

(4)	Liquidity

The Partnership's primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for video, Internet, telephone and other services. As a result of the aforementioned legal settlement, the Partnership will actively reduce its capital expenditures and continue to defer payment of management fees and other payments to affiliates for 2015 to satisfy these obligations and to cover future operating costs and working capital needs over the next twelve-month period. The General Partner and its affiliates have represented to the Partnership that they will not call the amounts deferred if it impacts the ability of the Partnership to operate in the normal course.

(5)	Solicitation of Interest from Potential Buyers

In July 2014, the Partnership engaged a nationally recognized brokerage firm to assess and market the Partnership’s assets for a potential sale. Eight potential buyers expressed interest and were sent a Confidential Information Memorandum (“CIM”) on the Partnership’s systems. In the end, all interested parties declined to submit bids.

In June 2015, the CIM was updated. Potential buyers were contacted and three parties expressed interest in receiving the updated CIM. To date, management has received a non-interest comment from two of the parties and one party is still looking at the Aliceville system. Accordingly, management expects to manage the Partnership’s systems for the remaining partnership duration with the possibility of again offering the systems for sale in late 2015.

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

In July 2015, FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on the Partnership’s financial statements and method of adoption.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 2015 and 2014

Total video basic subscribers decreased from 3,245 as of June 30, 2014 to 2,733 as of June 30, 2015. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $2,178,470 for the six months ended June 30, 2015, a decrease of approximately 4% from $2,277,215 for the six months ended June 30, 2014. Revenues for the six months ended June 30, 2015 were comprised of the following sources:

●	$1,027,293 (47%) from basic and expanded video services
●	$676,751 (31%) from high speed internet services
●	$213,668 (10%) from telephony services
●	$35,364 (2%) from premium video services
●	$18,813 (1%) from advertising
●	$48,776 (2%) from late fees
●	$157,805 (7%) from other sources

Average monthly revenue per subscriber increased $15.86 or approximately 14% from $112.88 for six months ended June 30, 2014 to $128.74 for the six months ended June 30, 2015. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2015, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $258,202 for the six months ended June 30, 2015, an increase of approximately 9% from the same period in 2014. This increase is primarily attributable to a decrease in capitalized operating expenses as a result of reduced capital spending.

General and administrative expenses totaled $678,676 for the six months ended June 30, 2015, a decrease of approximately 7% from $726,945 for the same period in 2014. This decrease is primarily attributed to a reduction in legal expenses as a result of the aforementioned legal settlement, decreases in administrative salary expenses, administrative services, and public filing and reporting expenses offset by higher call center fees, marketing expense, and net bad debt.

Programming expenses totaled $1,078,137 for the six months ended June 30, 2015, an increase of approximately 12% over the same period in 2014. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $285,804 for the six months ended June 30, 2015, an increase of approximately 1% over the same period in 2014. Depreciation of recent purchases related to the upgrade of plant and equipment was partially offset by certain assets becoming fully depreciated.

Interest expense totaled $3,315 for the six months ended June 30, 2015, as compared to $0 for the same period in 2014. The increase is primarily attributable to interest expense on obligations outstanding from the aforementioned legal settlement.

Results of Operations - Three months ended June 30, 2015 and 2014

Total video basic subscribers decreased from 3,245 as of June 30, 2014, to 2,733 as of June 30, 2015. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. The Swainsboro system is 85% overbuilt by Pineland Telephone Cooperative (“Pineland”). Over the last two years competition from Pineland has reduced the Swainsboro system’s revenues and cash flows. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,085,952 for the three months ended June 30, 2015, a decrease of 4% from $1,130,004 for the three months ended June 30, 2014. Revenues for the three months ended June 30, 2015 were comprised of the following sources:

●	$507,804 (47%) from basic and expanded video services
●	$343,490 (31%) from high speed internet services
●	$106,074 (10%) from telephony services
●	$17,677 (2%) from premium video services
●	$9,263 (1%) from advertising
●	$25,557 (2%) from late fees
●	$76,087 (7%) from other sources

Average monthly revenue per subscriber increased $16.47 or approximately 15% from $113.57 for three months ended June 30, 2014 to $130.04 for the three months ended June 30, 2015. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2015, increased penetration of new products to existing customers, specifically high-speed Internet and telephony services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $128,626 for the three months ended June 30, 2015, an increase of approximately 8% from the same period in 2014. This increase is primarily attributable to a decrease in capitalized operating salaries as a result of reduced capital spending offset by decreases in system maintenance and vehicle maintenance expenses.

General and administrative expenses totaled $342,240 for the three months ended June 30, 2015, a decrease of approximately 10% from the same period in 2014. This decrease is primarily attributed to a reduction in legal expenses as a result of the aforementioned legal settlement, decreases in administrative salary expenses, administrative services, and public filing and reporting expenses offset by higher call center fees, marketing expense, and net bad debt.

Programming expenses totaled $540,508 for the three months ended June 30, 2015, an increase of approximately 15% over the same period in 2014. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $141,162 for the three months ended June 30, 2015, an increase of approximately 1% over the same period in 2014. The increase is primarily attributable to depreciation of recent purchases related to the upgrade of plant and equipment partially offset by certain assets becoming fully depreciated.

Interest expense totaled $1,335 for the three months ended June 30, 2015, as compared to $0 for the same period in 2014. The increase is primarily attributable to interest expense on obligations outstanding from the aforementioned legal settlement.

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

Net cash provided by operating activities totaled $163,315 for the six months ended June 30, 2015. Adjustments to the ($125,764) net loss for the period to reconcile to net cash provided by operating activities consisted of depreciation of $285,804, and changes in other operating assets and liabilities of $3,275.

Net cash used in investing activities totaled $155,229 for the six months ended June 30, 2015 and consisted of purchases of property and equipment.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of June 30, 2015:

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

Capital Expenditures

During the first six months of 2015, the Partnership paid $155,229 for capital expenditures. These expenditures included continued improvements to both systems in an effort to expand and maintain the high speed data service capabilities and customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $200,000 on capital expenditures during the remainder of 2015. Planned expenditures include quality assurance work to maintain reliable video signals and broadband speeds in both systems and customer premise equipment to provide services.

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

PART II - OTHER INFORMATION

ITEM 1 Legal proceedings

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $216,848 in legal fees associated with the defense of this claim, of which approximately $23,754 and $29,702 was incurred for the three and six months ended June 30, 2014. The Partnership recognized both the settlement and the associated legal fees as general and administrative expenses for the year ended December 31, 2014.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

ITEM 1A Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2014 Form 10-K.

ITEM 6 Exhibits

(a)	Exhibit Index

31 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 7, 2015 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b).

Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 7, 2015 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated August 7, 2015 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b).

Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated August 7, 2015 pursuant to section 906 of the Sarbanes-Oxley Act

101

The following financial information from Northland Cable Properties Eight Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I, CLARK	Executive Vice President, Treasurer and	08-07-15
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	Chief Executive Officer	08-07-15
Gary S. Jones