Form 10-Q
period 2015-09-30
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2015-11-13
CIK 843368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2015

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

Yes [ ]               No [X]

 TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements (Unaudited)	3
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	13
ITEM 4. Controls and Procedures	13
PART II — OTHER INFORMATION
ITEM 1 Legal proceedings	14
ITEM 1A Risk Factors	14
ITEM 6 Exhibits	14
SIGNATURES	15
EX-31.A
EX-31.B
EX-32.A
EX-32.B
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART 1 - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS - (UNAUDITED)

(Prepared by the Managing General Partner)

	September 30,	December 31,
	2015	2014
ASSETS

Cash	$63,565	87,503
Accounts receivable, net of allowance of $7,900 and $9,400, respectively	125,838	117,745
Due from affiliates	3,134	6,028
Prepaid expenses	110,497	45,547
Property and equipment, net of accumulated depreciation of $12,060,330, and $11,649,462, respectively	2,552,134	2,725,476
Franchise agreements, net of accumulated amortization of $1,907,136	394,311	394,311

Total assets	3,249,479	3,376,610

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$494,049	648,164
Due to General Partner and affiliates	461,312	233,437
Deposits	7,100	9,515
Subscriber prepayments	142,527	157,694
Total liabilities	1,104,988	1,048,810

Partners' capital (deficit):
General Partner:
Contributed capital, net	1,000	1,000
Accumulated deficit	(59,478)	(57,645)
	(58,478)	(56,645)

Limited Partners:
Contributed capital, net (19,087 units)	8,091,119	8,091,119
Accumulated deficit	(5,888,150)	(5,706,674)
	2,202,969	2,384,445

Total partners' capital	2,144,491	2,327,800

Total liabilities and partners' capital	$3,249,479	3,376,610

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the three months ended September 30,

	2015	2014

Service revenues	$1,044,210	$1,062,196

Expenses:
Cable system operations / cost of revenue (including $10,619 and $12,551 to affiliates in 2015 and 2014, respectively), excluding depreciation shown below	130,160	120,069
General and administrative (including $168,819 and $169,549 to affiliates in 2015 and 2014, respectively)	350,155	641,632
Programming / cost of revenue (including $11,174 and $20,731 to affiliates in 2015 and 2014, respectively)	479,216	469,344
Depreciation / cost of revenue	132,273	139,020
Loss on impairment of franchise agreements	-	1,898,393
Gain on disposal of assets	-	(3,323)
	1,091,804	3,265,135

Loss from operations	(47,594)	(2,202,939)

Other (expense) income:
Interest expense	(530)	-
Other (expenses) income net of interest income	-	101
	(530)	101

Net loss	$(48,124)	$(2,202,838)

Allocation of net loss:

General Partner (1%)	$(481)	$(22,028)

Limited Partners (99%)	$(47,643)	$(2,180,810)

Net loss per limited partnership unit:
(19,087 units)	$(2)	$(114)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,

	2015	2014

Service revenues	$3,222,680	$3,339,411

Expenses:
Cable system operations / cost of revenue (including $35,990 and $42,017 to affiliates in 2015 and 2014, respectively), excluding depreciation shown below	388,362	356,376
General and administrative (including $507,328 and $502,350 to affiliates in 2015 and2014, respectively)	1,038,251	1,379,744
Programming / cost of revenue (including $49,718 and $61,076 to affiliates in 2015 and 2014, respectively)	1,557,354	1,428,217
Depreciation / cost of revenue	418,077	421,177
Loss on impairment of franchise agreements	-	1,898,393
Gain on disposal of assets	-	(3,323)
	3,402,044	5,480,584

Loss from operations	(179,364)	(2,141,173)

Other income (expense):
Interest expense	(3,845)	-
Other income (expenses) net of interest income	(100)	111
	(3,945)	111

Net loss	$(183,309)	$(2,141,062)

Allocation of net loss:

General Partner (1%)	$(1,833)	$(21,411)

Limited Partners (99%)	$(181,476)	$(2,119,651)

Net loss per limited partnership unit: (19,087 units)	$(10)	$(111)

The accompanying notes are an integral part of these statements.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF CASH FLOWS - (UNAUDITED)

(Prepared by the Managing General Partner)

	For the nine months ended September 30,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(183,309)	$(2,141,062)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	418,077	421,177
Loss on impairment of franchise agreements	-	1,898,393
Gain on disposal of assets	-	(3,323)
(Increase) decrease in operating assets:
Accounts receivable	(8,093)	(9,786)
Due from affiliates	2,894	7,992
Prepaid expenses	(64,950)	(79,544)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(120,475)	302,442
Due to General Partner and affiliates	227,875	16,541
Subscriber prepayments and deposits	(17,582)	(42,521)

Net cash provided by operating activities	254,437	370,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(278,375)	(433,139)
Proceeds from sale of assets	-	3,500
Net cash used in investing activities	(278,375)	(429,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution on behalf of limited partners for tax purposes	-	(6,679)
Net cash used in financing activities	-	(6,679)

DECREASE IN CASH	(23,938)	(66,009)

CASH, beginning of period	87,503	144,373

CASH, end of period	$63,565	$78,364

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$3,845	$-

Capital expenditures in due to General Partner and affiliates at September 30, 2015 and 2014	$95,701	$99,439

The accompanying notes are an integral part of these statements.

     NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	Basis of Presentation

These unaudited condensed financial statements are being filed in conformity with Rule 10-01 of Regulation S-X regarding interim financial statement disclosure and do not contain all of the necessary footnote disclosures required for a full presentation of the balance sheets, statements of operations and statements of cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Partnership's financial position at September 30, 2015, its statements of operations for the three and nine months ended September 30, 2015 and 2014, and its statements of cash flows for the nine months ended September 30, 2015 and 2014. Results of operations for these periods are not necessarily indicative of results to be expected for the full year. These financial statements and notes should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

(2)	Intangible Assets

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter using financial information as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired. The Partnership’s test for impairment that was performed during the fourth quarter of 2015 indicated that the fair value of the assets exceeded their carrying value.

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

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $216,848 in legal fees associated with the defense of this claim, of which approximately $118,276 and $147,978 was incurred for the three and nine months ended September 30, 2014. The Partnership recognized both the settlement and the associated legal fees as general and administrative expenses for the year ended December 31, 2014.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

(4)	Immaterial Revision to Prior Period Financial Statements

During the quarter ended September 30, 2015, the Partnership discovered that the franchise fee expense for the City of Swainsboro had been recorded at an incorrect rate. The franchise agreement issued by the State of Georgia for the City of Swainsboro effectively increased the franchise fee rate from three to five percent, as of April 4, 2012. As a result of this error, franchise fee expense was underreported by approximately $71,748 for the periods covering April 4, 2012, through June 30, 2015. The Partnership has negotiated a payment plan for the delinquent franchise fees with the City of Swainsboro.

As a result of the aforementioned error, for the quarter ended September 30, 2015, the Partnership revised its balance sheet, statement of operations and cash flows from prior periods to appropriately reflect the correct franchise fee expense and liability. The revisions did not materially impact the Partnership’s net income (loss), net income (loss) per limited partnership unit, cash flows, or partners’ capital (deficit). The Partnership intends to make the applicable adjustments through subsequent periodic filings. The effect of recording this immaterial change on the balance sheet as of December 31, 2014, and for the fiscal 2015 quarterly periods to be reported in subsequent periodic filings is as follows:

	December 31, 2014		March 31, 2015		June 30, 2015
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Accounts payable and accrued expenses	$586,106	$648,164	$524,515	$591,417	$472,299	$543,777
Total liabilities	986,752	1,048,810	1,066,068	1,132,970	1,064,185	1,135,663
General partner's deficit	(56,024)	(56,645)	(56,602)	(57,271)	(57,282)	(57,997)
Limited partners' capital	$2,445,882	$2,384,445	$2,388,615	$2,322,382	$2,321,376	$2,250,613

The effect of recording this immaterial change on the statement of operations for each of the annual periods ending December 31, 2014 and 2013, and for the quarterly periods ending March 31, 2015 and June 30, 2015 to be reported in subsequent periodic filings is as follows:

	Years Ended December 31,				Quarters Ended
	2014		2013		March 31, 2015		June 30, 2015
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
General & administrative	$1,758,596	$1,779,299	$1,378,004	$1,401,949	$336,437	$341,281	$342,240	$346,817
Operating (loss) income	(2,252,937)	(2,273,640)	224,760	200,815	(55,765)	(60,609)	(66,584)	(71,161)
Net (loss) income	(2,252,825)	(2,273,528)	215,607	191,662	(57,845)	(62,689)	(67,919)	(72,496)
Net (loss) income per limited partnership unit	$(117)	$(119)	$11	$10	$(3)	$(3)	$(4)	$(4)

The effect of recording this immaterial change on the statement of cash flows for the years ended December 31, 2014 and 2013, and for the year-to-date periods to be reported in subsequent periodic filings is as follows:

	Years Ended December 31,				Year-to-Date Period Ended
	2014		2013		March 31, 2015		June 30, 2015
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Net (loss) income	$(2,252,825)	$(2,273,528)	$215,607	$191,662	$(57,845)	$(62,689)	$(125,764)	$(135,185)
Change in accounts payable and accrued expenses	$242,136	$262,839	$49,750	$73,695	$(33,731)	$(28,887)	$(113,807)	$(104,386)

(5)	Liquidity

The Partnership's primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for video, Internet, telephone and other services. As a result of the aforementioned legal settlement, the Partnership will actively reduce its capital expenditures and continue to defer payment of management fees and other payments to affiliates for 2015 to satisfy these obligations and to cover future operating costs and working capital needs over the next twelve-month period. On a quarterly basis, the General Partner and its affiliates have represented to the Partnership that they will not call the amounts deferred if it impacts the ability of the Partnership to operate in the normal course.

(6)	Solicitation of Interest from Potential Buyers

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

(7)	Recent Accounting Pronouncements

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine months ended September 30, 2015 and 2014

Total video basic subscribers decreased from 2,971 as of September 30, 2014 to 2,585 as of September 30, 2015. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. In its efforts to address this customer trend, the Partnership is increasing its marketing and customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $3,222,680 for the nine months ended September 30, 2015, a decrease of approximately 3% from $3,339,411 for the nine months ended September 30, 2014. Revenues for the nine months ended September 30, 2015 were comprised of the following sources:

●	$1,511,095(47%) from basic and expanded video services
●	$1,011,670 (31%) from high speed internet services
●	$316,381 (10%) from telephony services
●	$52,381 (2%) from premium video services
●	$25,155 (1%) from advertising
●	$72,259 (2%) from late fees
●	$232,929 (7%) from other sources

Average monthly revenue per subscriber increased $15.78 or approximately 14% from $114.28 for nine months ended September 30, 2014 to $130.06 for the nine months ended September 30, 2015. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2015, increased penetration of new products to existing customers, specifically high-speed Internet and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $388,362 for the nine months ended September 30, 2015, an increase of approximately 9% from the same period in 2014. This variance is primarily attributable to a decrease in capitalized operating expenses as a result of reduced capital spending.

General and administrative expenses totaled $1,038,251 for the nine months ended September 30, 2015, a decrease of approximately 25% from $1,379,744 for the same period in 2014. This decrease is primarily attributed to a reduction in legal expenses as a result of the aforementioned legal settlement, decreases in administrative salary expenses, administrative services, and public filing and reporting expenses offset by higher call center fees and marketing expense.

Programming expenses totaled $1,557,354 for the nine months ended September 30, 2015, an increase of approximately 9% over the same period in 2014. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the aforementioned decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $418,077 for the nine months ended September 30, 2015, a decrease of approximately 1% below the same period in 2014. Certain assets becoming fully depreciated were partially offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense totaled $3,845 for the nine months ended September 30, 2015, as compared to $0 for the same period in 2014. The increase is primarily attributable to interest expense on obligations outstanding from the aforementioned legal settlement.

Results of Operations - Three months ended September 30, 2015 and 2014

Total video basic subscribers decreased from 2,971 as of September 30, 2014, to 2,585 as of September 30, 2015. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. The Swainsboro system is 85% overbuilt by Pineland Telephone Cooperative (“Pineland”). Over the last two years competition from Pineland has reduced the Swainsboro system’s revenues and cash flows. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video, data and phone products.

Revenue totaled $1,044,210 for the three months ended September 30, 2015, a decrease of 2% from $1,062,196 for the three months ended September 30, 2014. Revenues for the three months ended September 30, 2015 were comprised of the following sources:

●	$484,612 (46%) from basic and expanded video services
●	$334,918 (32%) from high speed internet services
●	$102,714 (10%) from telephony services
●	$17,016 (2%) from premium video services
●	$6,343 (1%) from advertising
●	$23,482 (2%) from late fees
●	$75,125 (7%) from other sources

Average monthly revenue per subscriber increased $15.50 or approximately 13% from $117.38 for three months ended September 30, 2014 to $132.88 for the three months ended September 30, 2015. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2015, increased penetration of new products to existing customers, specifically high-speed Internet and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

Operating expenses, excluding general and administrative, programming and depreciation expense totaled $130,160 for the three months ended September 30, 2015, an increase of approximately 8% from the same period in 2014. This variance is primarily attributable to a decrease in capitalized operating salaries as a result of reduced capital spending offset by decreases in system maintenance and vehicle maintenance expenses.

General and administrative expenses totaled $350,155 for the three months ended September 30, 2015, a decrease of approximately 45% from the same period in 2014. This decrease is primarily attributed to a reduction in legal expenses as a result of the aforementioned legal settlement, decreases in administrative salary expenses, administrative services, and public filing and reporting expenses offset by higher call center fees and marketing expense.

Programming expenses totaled $479,219 for the three months ended September 30, 2015, an increase of approximately 2% over the same period in 2014. The increase is primarily attributable to higher costs charged by various program suppliers and higher costs associated with the increase in high-speed Internet and telephone subscribers, offset by the decrease in video subscribers. Rate increases from program suppliers, as well as new fees due to the launch of additional channels, high-speed Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $132,273 for the three months ended September 30, 2015, an decrease of approximately 5% over the same period in 2014. The decrease is primarily attributable to certain assets becoming fully depreciated partially offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Interest expense totaled $530 for the three months ended September 30, 2015, as compared to $0 for the same period in 2014. The increase is primarily attributable to interest expense on obligations outstanding from the aforementioned legal settlement.

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

Net cash provided by operating activities totaled $254,437 for the nine months ended September 30, 2015. Adjustments to the ($183,309) net loss for the period to reconcile to net cash provided by operating activities consisted of depreciation of $418,077, and changes in other operating assets and liabilities of $19,669.

Net cash used in investing activities totaled $278,375 for the nine months ended September 30, 2015 and consisted of purchases of property and equipment.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for annual required minimum operating lease payments. The following table summarizes the Partnership’s contractual obligations as of September 30, 2015:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Minimum operating lease payments	$40,000	$5,000	$10,000	$10,000	$15,000

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2015.
(b)

The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments as pole rentals are based on pole usage and are cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $108,095 in 2014.

Capital Expenditures

During the first nine months of 2015, the Partnership paid $278,375 for capital expenditures. These expenditures included continued improvements to both systems in an effort to expand and maintain the high speed data service capabilities and customer premise equipment to provide services.

Management has estimated that the Partnership will spend approximately $111,000 on capital expenditures during the remainder of 2015. Planned expenditures include quality assurance work to maintain reliable video signals and broadband speeds in both systems and customer premise equipment to provide services.

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

Intangible Assets

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership has determined that its franchises meet the definition of indefinite lived assets. The Partnership tests these assets for impairment on an annual basis during the fourth quarter using financial information as of September 30th, or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired. The Partnership’s test for impairment that was performed during the fourth quarter of 2014 indicated that the fair value of the assets exceeded their carrying value.

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

PART II - OTHER INFORMATION

ITEM 1 Legal proceedings

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership will pay $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. In addition, the Partnership incurred approximately $216,848 in legal fees associated with the defense of this claim, of which approximately $118,276 and $147,978 was incurred for the three and nine months ended September 30, 2014. The Partnership recognized both the settlement and the associated legal fees as general and administrative expenses for the year ended December 31, 2014.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

ITEM 1A Risk Factors

There have been no material changes from the Partnership’s risk factors as disclosed in the 2014 Form 10-K.

ITEM 6 Exhibits

(a)	Exhibit Index

31	(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 13, 2015 pursuant to section 302 of the Sarbanes-Oxley Act

31	(b).	Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 13, 2015 pursuant to section 302 of the Sarbanes-Oxley Act

32	(a).	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated November 13, 2015 pursuant to section 906 of the Sarbanes-Oxley Act

32	(b).

Certification of Vice President, Controller (Chief Accounting Officer) of Northland Communications Corporation, the General Partner, dated November 13, 2015 pursuant to section 906 of the Sarbanes-Oxley Act

101

The following financial information from Northland Cable Properties Eight Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 is formatted in XBRL: (i) the Unaudited Condensed Balance Sheets, (ii) the Unaudited Condensed Statements of Operations, (iii) the Unaudited Condensed Statements of Cash Flows and (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

BY: Northland Communications Corporation,

General Partner

SIGNATURES	CAPACITIES	DATE

/s/ RICHARD I, CLARK	Executive Vice President, Treasurer and	11-13-15
Richard I. Clark	Assistant Secretary

/s/ GARY S. JONES	Chief Executive Officer	11-13-15
Gary S. Jones