Form 10-K
period 2015-12-31
NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP
filed 2016-03-10
CIK 843368

FORM 10-K—ANNUAL REPORT PURSUANT TO SECTION 13 OR

15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(As last amended in Rel. No. 34-29354, eff. 7-1-91)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 2015

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

Yes [ ]               No [X]

The aggregate market value of the registrant’s Limited Partnership Units held by non-affiliates of the registrant was $1,546,047 ($81 per unit) based on the average secondary market trading information for the year ended December 31, 2015.

        At December 31, 2015, there were 19,087 Limited Partnership Units outstanding.

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

Northland Cable Properties Eight Limited Partnership (the "Partnership") is a Washington limited partnership consisting of one general partner and 727 limited partners holding 19,087 partnership units as of December 31, 2015. Northland Communications Corporation, a Washington corporation, is the General Partner of the Partnership (referred to herein as "Northland" or the "General Partner"). Northland manages the operations of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2016. As discussed in note 13 of the financial statements, the Partnership executed an asset purchase agreement on December 28, 2015, to sell substantially all of its assets to Northland Cable Television, Inc. (“NCTV”), an affiliated party of the General Partner. The General Partner intends to submit a proxy statement that will solicit approval of the aforementioned sale of the Partnership’s assets and an amendment to the Partnership Agreement as described in note 15 of the financial statements. If the sale of Partnership’s assets is not approved, the general partner will initiate the process to solicit the vote of the limited partners, under separate proxy, to extend the term of the Partnership Agreement.

The extension of the Partnership’s life will require approval from a majority of its limited partners. No assurances can be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given this fact, the Partnership’s ability to continue as a going concern is in substantial doubt at December 31, 2015.

Northland was formed in March 1981 and is principally involved in the ownership and management of cable systems. Northland is also the parent company of NCPI Holdco, Inc. which is a 19% shareholder of NCTV, which was formed in October 1985 and principally involved in the direct ownership of cable systems and is the parent company of Northland Cable Properties, Inc. (“NCPI”). NCPI is the majority member and manager of Northland Cable Ventures, LLC (“NCV”). Northland is a subsidiary of Northland Telecommunications Corporation ("NTC"). Other subsidiaries, direct and indirect, of NTC include:

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

The Partnership was formed on September 21, 1988 and began operations in 1989. The Partnership serves the communities and surrounding areas of Aliceville, Alabama and Swainsboro, Georgia (the “Systems”). As of December 31, 2015, the total number of basic video subscribers served by the Systems was 2,549, and the Partnership's penetration rate (basic video subscribers as a percentage of homes passed) was approximately 23%.

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

The following is a description of the areas served by the Systems as of December 31, 2015. The subscriber data below represents the number of customers that subscribe to each level of service. A customer may subscribe to multiple services and therefore counted as a customer for each service (video, Internet and telephone).

Aliceville, AL: The Aliceville system serves the communities in west central Alabama. The communities, located south and west of Tuscaloosa, include Aliceville, Carrollton, Reform, Gordo, Millport and Kennedy. Certain information regarding the Aliceville, AL system as of December 31, 2015 is as follows:

Basic Video Subscribers	1,367
Digital Video Subscribers	560
Internet Subscribers	1,093
Telephone Subscribers	425
Estimated Homes Passed	5,543

Swainsboro, GA: The Swainsboro system serves the incorporated community of Swainsboro and nearby unincorporated areas of Emanuel County, Georgia. Swainsboro is predominantly an agricultural community located in central Georgia, and is the county seat for Emanuel County. Certain information regarding the Swainsboro, GA system as of December 31, 2015 is as follows:

Basic Video Subscribers	1,182
Digital Video Subscribers	672
Internet Subscribers	817
Telephone Subscribers	266
Estimated Homes Passed	5,619

The Partnership had 10 employees as of December 31, 2015. Management of these systems is handled through offices located in the towns of Aliceville, Alabama and Swainsboro, Georgia. Pursuant to the Agreement of Limited Partnership, the Partnership reimburses the General Partner for time spent by the General Partner's accounting staff on Partnership accounting and bookkeeping matters. (See Item 13 (a) below.)

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

Cable Rate Regulation and Program Tiering

The cable industry operates under a federal rate regulation regime.  The regulations focus on the prices that cable systems charge for the minimum level of video programming service, referred to as “basic service,” and associated equipment.  All other cable offerings are now universally exempt from rate regulation.  Although basic rate regulation operates pursuant to a federal formula, local governments, commonly referred to as local franchising authorities, are primarily responsible for administering this regulation.  None of the Partnership’s local franchising authorities have certified to regulate basic cable rates, and absent new legislation, their opportunity to do so has expired.

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

In the wake of publicized disputes between several cable operators and broadcasters, the FCC has an ongoing proceeding to consider changes to its rules governing retransmission consent negotiations.

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

Programming

The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators.   Given the heightened competition and media consolidation that the Partnership faces, it is possible that the Partnership will find it increasingly difficult to gain access to popular programming at favorable terms.  Such difficulty could adversely impact the Partnership’s business.

Access for Persons with Disabilities:  FCC rules requires the Partnership to ensure that persons with disabilities can access the programming we carry.  The Partnership is required to provide closed captions, pass through video descriptions to ensure aural accessibility of emergency information, and navigation devices.

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

Ownership Restrictions

Federal regulation of the communications field traditionally included a host of ownership restrictions, which limited the size of certain media entities and restricted their ability to enter into competing enterprises.  Through a series of legislative, regulatory, and judicial actions, most of these restrictions recently were eliminated or substantially relaxed.  For example, historic restrictions on local exchange carriers offering cable service within their telephone service area, as well as those prohibiting broadcast stations from owning cable systems within their broadcast service area, no longer exist.  Changes in this regulatory area could alter the business landscape in which the Partnership operates, as formidable new competitors (including electric utilities, local exchange carriers, and broadcast/media companies) may increasingly choose to offer cable or cable related services.

Internet Service

Regulatory Classification:  On February 26, 2015, the FCC reclassified high-speed Internet access services (often called "broadband" Internet services) as "telecommunication services" under Title II of the Communications Act.  Under Title II, the FCC will have broad and far reaching regulatory authority over internet services and internet service providers. With its enhanced regulatory powers under Title II, the FCC has (i) prohibited blocking or “throttling” of lawful content, (ii) prohibited paid prioritization of content, (iii) required greater transparency regarding broadband service. The FCC determined to forbear from rate regulation, not require Universal Service Fund contributions from ISP’s and continue the existing taxation exemptions under the Internet Tax Freedom Act. It is not possible to determine the extent to which the FCC’s Title II classification will affect the Partnership. Further, the FCC retains the authority to issue additional rules and regulations within the full scope of its powers regardless of its current ruling. Under its broad regulatory authority under Tiltle II, the FCC can impose substantial obligations on broadband providers that could have a material impact on the Partnership.

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

Phone Service

The 1996 Telecom Act, which amended the Communications Act, created a more favorable regulatory environment for the Partnership to provide telecommunications services.  In particular, it limited the regulatory role of local franchising authorities.  Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could impact, in both positive and negative ways, the Partnership’s primary telecommunications competitors and the Partnership’s own entry into the field of phone service.  The FCC and state regulatory authorities are considering, for example, whether common carrier regulation traditionally applied to incumbent local exchange carriers should be modified.  The FCC has concluded that alternative voice technologies, like certain types of VoIP, should be regulated only at the federal level, rather than by individual states.  While the FCC’s decision appears to be a positive development for VoIP offerings, it is unclear whether and how the FCC will apply certain types of common carrier regulations, such as intercarrier compensation obligations to alternative voice technology.  The FCC has already determined that providers of phone services using Internet Protocol technology must comply with some of the traditional phone service requirements, such as providing traditional 911 emergency service obligations (“E911”), making Universal Service Fund contributions obligations, and it has extended requirements for accommodating law enforcement wiretaps to such providers.  The FCC decision regarding 911 emergency services implementation caused the Partnership to slow its implementation of VoIP services to its various systems.  The Partnership is not certificated as competitive local exchange carriers in either of the states in which it operates. Some states continue to attempt to impose obligations on VoIP service providers, including state universal service fund payment obligations. It is unclear how these regulatory matters ultimately will be resolved and how they will further affect the Partnership’s expansion into phone service.

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

Cable Equipment

The FCC has undertaken several steps to promote competition in the delivery of cable equipment and compatibility with new digital technology.  The FCC has expressly ruled that cable customers must be allowed to purchase set-top terminals from third parties

FCC proceedings are pending regarding access to television content, including proceedings regarding Internet TV, “TV Everywhere” applications, multimedia gateway devices, whether to establish standardized protocols for data and video content delivery, and copyright protection of video and Internet content.  In early 2016, the current chairman of the FCC iisued a proposal to “unlock” the set-top box by creating a framework for providing device manufacturers and app developers with information necessary to build a replacement for the traditional set-top box offered by a cable company. The outcome of any of the pending matters could have a substantial impact on the operations of the Partnership. It is unclear how these proceedings will affect the Partnership’s offering of services and the Partnership’s relationship with its customers.

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

Digital Millennium Copyright Act

Management regularly receives notices of claimed infringements by our Internet service users. The owners of copyrights and trademarks have been increasingly active to prevent use of the Internet to violate their rights. In many cases, their claims of infringement are based on the acts of customers of an Internet service provider. In some cases, copyright and trademark owners have sought to recover damages from the Internet service provider, as well as or instead of, the customer. The law relating to the potential liability of Internet service providers in these circumstances is unsettled. In 1996, Congress adopted the Digital Millennium Copyright Act, which is intended to grant ISPs protection against certain claims of copyright infringement resulting from the actions of customers, provided that the ISP complies with certain requirements. Congress has not adopted similar protections for trademark infringement claims. In early 2016, the Library of Congress issued a notice asking for comment regarding the effectiveness of ISP practices in response to notices of alleged infringement. It is unclear how these proceedings will affect the Partnership’s obligations and liability relating to its customers’ alleged copyright infringement.

Franchise Matters

Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in exchange for the right to cross public rights-of-way.  Cable franchises generally are granted for fixed terms and in many cases include penalties for noncompliance including a right of termination for material violations.

The specific terms and conditions of cable franchises vary materially between jurisdictions.  Each franchise generally contains provisions governing cable operations, franchise fees, system construction, maintenance, technical performance, and customer service standards.  Georgia subjects cable systems to the jurisdiction of centralized state government agencies while Alabama has left regulatory jurisdiction with the local franchising authorities.  Although state and local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal protections.  For example, federal law caps local franchise fees and includes renewal procedures designed to protect incumbent franchisees from arbitrary denials of renewal.  Even if a franchise is renewed, however, the franchising authority may seek to impose new and more onerous requirements as a condition of renewal.  Similarly, if a franchising authority's consent is required for the purchase or sale of a cable system, the authority may attempt to impose more burdensome requirements as a condition for providing its consent.

Privacy and Data Security

The Cable Act imposes a number of restrictions on the manner in which cable operators can collect, disclose and retain data about individual system customers and requires cable operators to prevent unauthorized access to such information. The statute also requires that cable operators periodically provide all customers written information about its privacy policies including the types of information collected; the use of such information; the nature, frequency and purpose of any disclosures; the period of retention; the times and places where a customer may have access to such information; the limitations placed on the cable operator by the Cable Act; and a customer’s enforcement rights. The states in which the Partnership operates have also enacted customer privacy laws. In the event that a cable operator is found to have violated the customers’ privacy, it could be required to pay damages, attorneys’ fees and other costs.

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

The Partnership's cable systems are located in and around Aliceville, Alabama and Swainsboro, Georgia. The principal physical properties of the Systems consist of system components (including antennas, coaxial cable, electronic amplification and distribution equipment, and customer premises equipment), motor vehicles, miscellaneous hardware, spare parts and real property, including office buildings and headend sites and buildings. The Partnership's cable plant passed approximately 11,162 homes as of December 31, 2015. Management believes that the Partnership's plant passes all areas which are currently economically feasible to service. Future line extensions depend upon the density of homes in the area as well as available capital resources for the construction of new plant. (See Part II. Item 7. Liquidity and Capital Resources.)

ITEM 3.	LEGAL PROCEEDINGS

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership paid $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. As of December 31, 2015, the settlement was paid in full. In addition, the Partnership incurred approximately $223,494 in legal fees and travel expenses associated with the defense of this claim, of which approximately $6,646, $177,057, $39,791 was incurred for the years ended December 31, 2015, 2014 and 2013, respectively. The Partnership has recorded both the settlement and the associated legal fees as general and administrative expenses in the accompanying financial statements.

The Partnership may be party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of such legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial conditions, prospects or debt service abilities.

ITEM 4.	MINE SAFETY DISCLOSURES

     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) There is no established public trading market for the Partnership's units of limited partnership interest.

(b) The approximate number of equity holders as of December 31, 2015, is as follows:

Limited Partners:	727
General Partners:	1

(c) During 2015, 2014 and 2013 the Partnership made no cash distributions to the limited partners.

ITEM 6.	SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included in Item 8. “Financial Statements and Supplementary Data.”

	2015	2014	2013	2012	2011
SUMMARY OF OPERATIONS:
Revenue	$4,258,409	$4,380,380	$4,487,627	$4,218,611	$4,127,680

Operating (loss) income	(267,981)	(2,273,640)	200,815	274,827	(529,578)

Net (loss) income	(272,150)	(2,273,528)	191,662	246,041	(501,530)

Net income (loss) per limited partnership unit	$(14)	$(118)	$10	$13	$(26)

	2015	2014	2013	2012	2011
BALANCE SHEET DATA:

Total assets	3,137,344	3,376,610	5,229,604	5,490,113	5,586,629

Term loan	-	-	-	553,376	928,376

Total liabilities	1,081,694	1,048,810	621,596	1,051,638	1,411,604

General partner's deficit	(59,366)	(56,645)	(33,910)	(35,827)	(38,286)
Limited partners’ capital	2,115,016	2,384,445	4,641,917	4,456,892	4,213,311

	Quarters Ended (Unaudited)
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015	2014	2014	2014	2014

Revenue	$1,035,729	$1,044,210	$1,085,952	$1,092,518	$1,040,970	$1,062,196	$1,130,004	$1,147,210
Operating (loss) income	(88,617)	(47,594)	(71,161)	(60,609)	(132,466)	(2,202,939)	14,560	47,205
(Loss) income from operations	(88,841)	(48,124)	(72,496)	(62,689)	(132,465)	(2,202,838)	14,565	47,210

Net (loss) income from operations per limited partnership unit	$(5)	$(2)	$(4)	$(3)	$(7)	$(114)	$1	$2

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2015 and 2014

Total basic video subscribers decreased from 2,872 as of December 31, 2014, to 2,549 as of December 31, 2015. The loss in subscribers is a result of several factors including competition from Direct Broadcast Satellite (DBS) and other competitive providers, availability of off-air signals in the Partnership’s markets and regional and local economic conditions. The Swainsboro system is 85% overbuilt by Pineland Telephone Cooperative (“Pineland”). Over the last three years competition from Pineland has reduced the Swainsboro system’s revenues and cash flow. In its efforts to address this customer trend, the Partnership is increasing its customer retention efforts and its emphasis on bundling its video and data and phone products.

Revenue totaled $4,258,409 for the year ended December 31, 2015, a decrease of 3% from $4,380,380 for the year ended December 31, 2014. Revenues for the year ended December 31, 2015 were comprised of the following sources:

●	$1,984,635 (47%) from basic and expanded basic video services
●	$1,348,153 (32%) from Internet services
●	$416,498 (10%) from telephone services
●	$67,978 (2%) from premium video services
●	$33,357 (1%) from advertising
●	$95,859 (2%) from late fees
●	$311,929 (7%) from other sources

Average monthly revenue per subscriber increased $15.65, or approximately 14%, from $115.62 for the year ended December 31, 2014, to $131.27 for the year ended December 31, 2015. This increase is attributable to rate increases implemented throughout the Partnership’s systems during the first quarter of 2015 and increased penetration of new products, specifically, Internet services, and product bundling to new customers. This increase in average monthly revenue per subscriber was offset by the aforementioned decrease in basic subscribers.

The following table displays historical average rate information for various services offered by the Partnership's systems (amounts per subscriber per month) exclusive of promotional prices and bundled product discounts:

	2015	2014	2013	2012	2011
Basic Video Rate	68.90	63.30	58.30	53.30	50.55
Expanded Basic Video Rate	7.00	6.50	6.00	6.00	4.00
HBO Rate	20.25	19.50	17.50	15.75	15.75
Cinemax Rate	15.25	14.75	14.75	13.75	12.75
Showtime Rate	17.75	17.25	15.25	15.25	15.25
Encore Rate	5.75	5.75	4.75	4.75	4.75
Starz	10.50	10.00	9.50	9.00	8.25
Digital Rate (Incremental)	8.75	8.75	8.75	8.75	6.75
Internet Rate	55.00	55.00	45.00	45.00	42.65
Telephone Rate	38.50	38.50	36.50	36.50	35.00

Operating expenses totaled $526,045 for the year ended December 31, 2015, representing an increase of 11% from $474,479 for the year ended December 31, 2014. This variance is primarily attributable to a decrease in capitalized operating expenses as a result of reduced capital spending.

General and administrative expenses totaled $1,393,854 for the year ended December 31, 2015, representing a decrease of approximately 22% from $1,779,299 for the year ended December 31, 2014. This decrease is primarily attributable to the 2014 settlement of a legal claim made by a former employee and decreased administrative services and public filing reporting expenses offset by increases in call center fees, marketing expenses and franchise fees.

Programming expenses totaled $2,033,436 for the year ended December 31, 2015, an increase of approximately 6% from $1,921,137 for the year ended December 31, 2014. The increase is attributable to higher costs charged by various video program suppliers, retransmission fees for carriage of certain local broadcast signals and costs associated with the increased penetration of Internet and telephone services, offset by decreased video subscribers from 2,872 as of December 31, 2014 to 2,549 as of December 31, 2015. Rate increases from video program suppliers, and increases in the number of customers to the Partnership’s Internet and telephone services, will contribute to the trend of increased programming costs in the future.

Depreciation expense totaled $545,984 for the year ended December 31, 2015, a decrease of approximately 3% from $563,147 for the year ended December 31, 2014. The decrease is attributable to reduced capital spending and certain assets becoming fully depreciated, offset by depreciation of recent purchases related to the upgrade of plant and equipment.

Loss on disposal of assets totaled $17,565 for the year ended December 31, 2014, and consists primarily of costs incurred in connection with the disposal of plant in discontinued service areas of the Aliceville system offset by proceeds from the sale of a vehicle.

System sales transaction costs totaled $27,120 for the year ended December 31, 2015, and consist primarily of costs incurred in connection with the proposed sale of the Partnership’s assets.

Interest expense totaled $4,068 for the year ended December 31, 2015, as compared to $0 for the year ended December 31, 2014. The increase is primarily attributable to interest expense on obligations outstanding from the legal settlement in 2014. The Partnership paid off the outstanding balance of its term loan on July 1, 2013.

In 2015, the Partnership generated a loss of $272,150 compared to a loss of $2,273,528 in 2014. The operating loss for 2015 is mainly attributable to the aforementioned decreases in revenues and increases in programming expenses. The operating loss in 2014 is mainly attributable to the $1,898,393 impairment write down of the Partnership’s Swainsboro franchise agreements and the settlement of a legal claim made by a former employee. The Partnership generated net losses in 2015 and 2014, and management anticipates that this trend will continue.

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

Operating expenses totaled $474,479 for the year ended December 31, 2014, representing a decrease of 8% from $517,561 for the year ended December 31, 2013. The decrease is primarily attributable to a decrease in operating salaries, operating overtime, payroll tax expense, vehicle operating expenses and operating overhead.

General and administrative expenses totaled $1,779,299 for the year ended December 31, 2014, representing an increase of approximately 27% from $1,401,949 for the year ended December 31, 2013. This increase is primarily attributable to the settlement of a legal claim made by a former employee and higher administrative salaries, net bad debt expenses, administrative services, call center fees, marketing expenses and other administrative expenses.

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

In 2014, the Partnership generated a loss of $2,273,528 compared to an income of $191,662 in 2013. The operating loss is mainly attributable to the $1,898,393 impairment write down of the Partnership’s Swainsboro franchise agreements and the settlement of a legal claim made by a former employee. The Partnership generated positive income in each of the two prior years, and management anticipates that this trend will continue.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of liquidity is cash flow provided by operations. The Partnership generates cash through the monthly billing of subscribers for video, Internet, telephone and other services. As a result of the aforementioned legal settlement, the Partnership deferred payment of management fees beginning with the fourth quarter of 2014 and continued to defer management fees throughout 2015, along with actively reducing its capital expenditures to satisfy these obligations and to cover operating costs and working capital needs. The Partnership will continue to defer management fees and other payments to affiliates, if necessary, to cover future operating costs and working capital needs over the next twelve-month period. In the normal course of operations during 2016, the General Partner and its affiliates have represented to the Partnership that they will not call the amounts deferred by the Partnership.

2015

Net cash provided by operating activities totaled $320,939 for the year ended December 31, 2015. Adjustments to the $272,150 net loss for the period to reconcile to net cash provided by operating activities consisted primarily of $545,984 in depreciation, and changes in other operating assets and liabilities of $47,154.

Net cash used in investing activities totaled $350,538 and consisted primarily of capital expenditures for the year ended December 31, 2015.

Term Loan

The Partnership’s term loan matured and was paid in full on July 1, 2013.

Obligations and Commitments

In addition to working capital needs for ongoing operations, the Partnership has capital requirements for required minimum operating lease payments. The following table summarizes the contractual obligations as of December 31, 2015 and the anticipated effect of these obligations on the Partnership’s liquidity in future years:

		Payments Due By Period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years

Minimum operating lease payments	$40,000	$5,000	$10,000	$10,000	$15,000

(a)	These contractual obligations do not include accounts payable and accrued liabilities, which are expected to be paid in 2016.
(b)

The Partnership also rents utility poles in its operations. Amounts due under these agreements are not included in the above minimum operating lease payments amounts as pole rentals are based on pole usage and cancelable on short notice. The Partnership does however anticipate that such rentals will recur. Pole rental expense was $106,981 in 2015.

Capital Expenditures

During 2015, the Partnership paid $350,587 for capital expenditures. These expenditures included continued improvements to both systems in an effort to expand and maintain the high speed data service capabilities, customer premise equipment to provide services and quality assurance work to maintain reliable video signals and broadband speeds in both systems.

Management has estimated that the Partnership will spend approximately $412,000 on capital expenditures during 2016. Planned expenditures include quality assurance upgrade work to maintain reliable video signals and broadband speeds in both systems, potential line extension opportunities and necessary customer premise equipment to provide services.

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

TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged to operations by the General Partner were $212,920, $219,019 and $224,381 for 2015, 2014, and 2013, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations. The Partnership has deferred payment of management fees starting in the fourth quarter of 2014 and continued to defer management fees through 2015 to meet its obligations related to the aforementioned settlement of a legal claim in September 2014.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $373,288, $387,444 and $287,581 for 2015, 2014, and 2013, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $42,436, $38,438 and $58,896, net of payments received, under the terms of these agreements during 2015, 2014, and 2013, respectively.

NCSC, an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s Internet and telephone services. In 2015, 2014, and 2013, the Partnership’s operations include charges of $168,411, $173,589 and $116,279, respectively, for these services. Of this amount, $0, $15,223 and $18,859 were capitalized in 2015, 2014, and 2013, respectively, related to the build out and upgrade of cable systems. CAC, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $23,600, $49,058 and $63,310, in payments received under the terms of this agreement during 2015, 2014, and 2013, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is not subject to market risks arising from changes in interest rates as its cash balance is comprised of deposits at financial institutions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of the Partnership for the years ended December 31, 2015, 2014 and 2013 are included as a part of this filing (see Item 15 (a) below).

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management determined that, as of December 31, 2015, the Partnership’s internal control over financial reporting was effective.

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

JOHN S. WHETZELL (AGE 74). Mr. Whetzell is the founder of Northland Communications Corporation and has been a Director since March 1982. Mr. Whetzell became Chairman of the Board of Directors in December 1984. He also serves as Chairman of the Board of Northland Telecommunications Corporation and each of its subsidiaries. He has been involved with the cable industry for over 40 years. Between March 1979 and February 1982 he was in charge of the Ernst & Whinney national cable television consulting services. Mr. Whetzell first became involved in the cable industry when he served as the Chief Economist of the Cable Television Bureau of the Federal Communications Commission (FCC) from May 1974 to February 1979. He provided economic studies to support the deregulation of cable television both in federal and state arenas. He participated in the formulation of accounting standards for the industry and assisted the FCC in negotiating and developing the pole attachment rate formula for cable television. His undergraduate degree is in economics from George Washington University, and he has an MBA degree from New York University.

JOHN E. IVERSON (AGE 79). Mr. Iverson is the Secretary of Northland Telecommunications Corporation and has served on the Board of Directors since December 1984.  Mr. Iverson has a Juris Doctor degree from the University of Washington.  He became a member of the Washington State Bar Association in 1962 and retired as a member of the Seattle law firm of Ryan, Swanson & Cleveland, P.L.L.C. in 2009.  Mr. Iverson is a Trustee and the past Chairman of the Board of the Pacific Northwest Ballet Association and is a member and the past President of, and past Foundation President for, Seattle Rotary No. 4.

RICHARD I. CLARK (AGE 58). Mr. Clark is an original incorporator of Northland Communications Corporation and serves as Executive Vice President, Assistant Secretary and Assistant Treasurer of Northland Communications Corporation. He also serves as Vice President, Assistant Secretary and Treasurer of Northland Telecommunications Corporation. Mr. Clark has served on the Board of Directors of both Northland Communications Corporation and Northland Telecommunications Corporation since July 1985. In addition to his other responsibilities, Mr. Clark is responsible for the administration and investor relations activities of Northland, including financial planning and corporate development. From July 1979 to February 1982, Mr. Clark was employed by Ernst & Whinney in the area of providing cable television consultation services and has been involved with the cable industry for nearly 36 years. He has directed cable television feasibility studies and on-site market surveys. Mr. Clark has assisted in the design and maintenance of financial and budget computer models, and he has prepared documents for major cable companies in franchising and budgeting projects through the application of these models. In 1979, Mr. Clark graduated cum laude from Pacific Lutheran University with a Bachelor of Arts degree in accounting.

GARY S. JONES (AGE 58). Mr. Jones is the Chief Executive Officer and President of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Jones joined Northland in March 1986 and has previously served as President, Vice President and Chief Financial Officer for Northland. Mr. Jones is responsible for cash management, financial reporting and banking relations for Northland and is involved in the acquisition and financing of new cable systems. Prior to joining Northland, Mr. Jones was employed as a Certified Public Accountant with Laventhol & Horwath from 1980 to 1986. Mr. Jones received his Bachelor of Arts degree in Business Administration with a major in accounting from the University of Washington in 1979.

RICHARD J. DYSTE (AGE 70). Mr. Dyste currently serves as Chief Technical Officer of Northland Telecommunications Corporation and each of its subsidiaries. Mr. Dyste is responsible for planning and advising all Northland cable systems and call centers with regard to technical performance, staffing, quality assurance, system upgrades and technical development of new products. Mr. Dyste joined Northland in August 1986 as an engineer and served as Operations Engineer from August 1986 until April 1987. He then served as Senior Vice President – Technical Services with additional responsibilities for operations in Texas and the West Coast until May of 2011. From 1977 to 1985, Mr. Dyste owned and operated Bainbridge TV Cable. He is a graduate of Washington Technology Institute and is a certified Broadband Communications Engineer.

H. LEE JOHNSON (AGE 72). Mr. Johnson currently serves as Vice President of Northland Cable Services Corporation. He is responsible for management of Cable Ad Concepts Inc., and sales of Northland Business Products in the Southeast Division. Mr. Johnson has also served as Divisional Vice President of Northland, responsible for the management of systems serving subscribers in Alabama, Georgia, Mississippi, North Carolina and South Carolina. Prior to his association with Northland he served as Regional Manager for Warner Communications, managing four cable systems in Georgia from 1968 to 1973. Mr. Johnson has also served as President of Sunbelt Finance Corporation and was employed as a System Manager for Statesboro CATV when Northland purchased the system in 1986. Mr. Johnson has been involved in the cable industry for over 47 years. He is a graduate of Swainsboro Technical Institute and has attended numerous training seminars, including courses sponsored by Jerrold Electronics, Scientific Atlanta, the Society of Cable Television Engineers and CATA.

     R. GREGORY FERRER (AGE 60). Mr. Ferrer joined Northland in March 1984 as Assistant Controller and currently serves as Vice President and Treasurer of Northland Communications Corporation. Mr. Ferrer also serves as Vice President and Assistant Treasurer of Northland Telecommunications Corporation. Mr. Ferrer is responsible for coordinating all of Northland’s property tax filings, insurance requirements and system programming contracts as well as interest rate management and other treasury functions. Prior to joining Northland, he was a Certified Public Accountant at Benson & McLaughlin, a local public accounting firm, from 1981 to 1984. Mr. Ferrer received his Bachelor of Arts in Business Administration from Washington State University with majors in marketing in 1978 and accounting and finance in 1981.

MATTHEW J. CRYAN (AGE 51). Mr. Cryan is Senior Vice President - Budgets and Information Technology and has been with Northland since September 1990. Mr. Cryan is responsible for the development of current and long-term operating budgets for all Northland entities. Additional responsibilities include the development of financial models used in support of acquisition financing, analytical support for system and regional managers, financial performance monitoring and reporting and programming analysis and supervision of all billing related matters of Northland. Prior to joining Northland, Mr. Cryan was employed as an analyst with NKV Corp., a securities litigation support firm located in Redmond, Washington. Mr. Cryan graduated from the University of Montana in 1988 with honors and holds a Bachelor of Arts in Business Administration with a major in finance.

     RICK J. MCELWEE (AGE 54). Mr. McElwee is Vice President and Controller for Northland. He joined Northland in May 1987 as System Accountant and was promoted to Assistant Controller of Northland Cable Television, Inc. in 1993. Mr. McElwee became Divisional Controller of Northland Telecommunications Corporation in 1997 and in January 2001, he was promoted to Vice President and Controller of Northland Telecommunications Corporation. Mr. McElwee is responsible for managing all facets of the accounting and financial reporting process for Northland. Prior to joining Northland, he was employed as an accountant with Pay n’ Save Stores, Inc., a then regional drugstore chain. Mr. McElwee graduated from Central Washington University in 1985 and holds a Bachelor of Science in Business Administration with a major in accounting.

     PAUL MILAN (AGE 54). Mr. Milan is Vice President and General Counsel of Northland Telecommunications Corporation. He joined Northland in September of 2002. Mr. Milan is responsible for the legal affairs of Northland. From 1996 to 2003, he worked as in-house counsel with a number of venture funded start-up companies in the telecommunications arena. From 1994 to 1996, Mr. Milan was a partner in the law firm of Cain McLaughlin P.S. where his practice emphasized commercial litigation, credit transactions and start-up enterprises. From 1990 to 1996, he was an associate attorney with Fountain Rhoades LLC. Mr. Milan is admitted to the bar in Alaska and Washington and received a Bachelor of Arts degree in English Literature in 1984 and a law degree in 1987 from the University of Puget Sound in Tacoma, Washington.

     STEVEN M. TANABE (AGE 43). Mr. Tanabe joined Northland as a Financial Analyst in March of 1998 and currently serves as Vice President – Strategic Planning & Management. Mr. Tanabe is responsible for maintaining relationships with program suppliers, assisting with negotiation and compliance of programming supplier agreements and website development. Additional responsibilities include the review and development of budget and reporting models and other project management functions. Mr. Tanabe received his Bachelor of Science in Business Administration with a concentration in Finance from the University of Oregon in 1994 and his Masters in Business Administration from Seattle University in 2001.

     RHETA R. ANGELES (AGE 40).  Ms. Angeles joined Northland in June 2000 as Training and Personnel Services Supervisor and currently serves as Vice President – Human Resources.  She is responsible for recruiting, employee relations, benefits management, compliance, assisting in drafting policies and procedures and corporate administration.  Prior to joining Northland, Ms. Angeles worked for two years as the Training Manager for Hyatt International Hotels located in the Northern Marianas Islands.  She graduated from Hawaii Pacific University and holds a Bachelor of Science in Business Administration with a double major in Human Resources and Computer Information Systems.

       ROBERT L. WOLFE (AGE 46).  Mr. Wolfe joined Northland in August 1996 and currently serves as Vice President – Technical Operations of Northland Telecommunications Corporation.  He is responsible system and business services technical operations, including general team management, staffing, training and system performance. Mr. Wolfe has received training from numerous industry related companies, including Jones/National Cable Television Institute, Arris (formerly Motorola), Aurora Networks (a Pace Company), Cisco and the Society of Cable Television Engineers. Previously, Mr. Wolfe was a principle with a retail/pharmaceutical company in Statesboro, Georgia where he attended Georgia Southern University.

      MELANIE L. HANNASCH (AGE 37).  Ms. Hannasch joined Northland in January 2014 as Vice President – Marketing.  She is responsible for planning and implementing marketing strategies and brand management, incorporating market research and measurement with forecasting goals, as well as managing daily operations of the marketing department. Additional responsibilities include driving marketing initiatives in accordance with Northland’s Strategic Plan and providing guidance for the company’s promotions and customer impacts. Prior to joining Northland, Ms. Hannasch worked at Mediacom Communications for seven years as both a Director of Operations and as a Senior Marketing Manager. She attended the University Nevada – Las Vegas with a Bachelor of Science in Business Administration and Majored in Marketing.

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

The Partnership does not have executive officers. However, compensation was paid to the General Partner and affiliates during 2015 as indicated in Note 5 to the Notes to Financial Statements—December 31, 2015 (see Items 15 (a) and 13 (a) below).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Security ownership of management as of December 31, 2015 is as follows:

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
General Partner's Interest	Northland Communications Corporation	(See Note A)	(See Note A)
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

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged to operations by the General Partner were $212,920, $219,019 and $224,381 for 2015, 2014, and 2013, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations. The Partnership has deferred payment of management fees starting in the fourth quarter of 2014 and continued to defer management fees through 2015 to meet its obligations related to the aforementioned settlement of a legal claim in September 2014.

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

The amounts billed to the Partnership are based on costs incurred by the General Partner in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged to operations for these services were $373,288, $387,444 and $287,581 for 2015, 2014, and 2013, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $42,436, $38,438 and $58,896, net of payments received, under the terms of these agreements during 2015, 2014, and 2013, respectively.

NCSC, an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s Internet and telephone services. In 2015, 2014, and 2013, the Partnership’s operations include charges of $168,411, $173,589 and $116,279, respectively, for these services. Of this amount, $0, $15,223 and $18,859 were capitalized in 2015, 2014, and 2013, respectively, related to the build out and upgrade of cable systems. CAC, a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $23,600, $49,058 and $63,310, in payments received under the terms of this agreement during 2015, 2014, and 2013, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered by KPMG LLP for the fiscal years ended December 31, 2015 and 2014 have been allocated by management and are set forth below.

	Year Ended December 31,
	2015	2014

Audit fees	$180,000	$175,000

Total	$180,000	$175,000

 Audit fees for the fiscal years ended December 31, 2015 and 2014, were for professional services rendered for the audits of the Partnership’s financial statements for the respective years and for quarterly review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Board of Director’s of the General Partner’s parent pre-approves all audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K:

None.

(c) EXHIBITS:

4.1	Amended and Restated Agreement of Limited Partnership (1)

4.2	Amendment to Agreement of Limited Partnership dated December 20, 1990 (4)

10.1	Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.2	Agreement for Sale of Assets between Valley Cable T.V., Inc. and Northland
Telecommunications Corporation (1)

10.3	Form of Services and Licensing Agreement with Cable Television Billing, Inc. (1)

10.4	Management Agreement with Northland Communications Corporation (1)

10.5	First, Second and Third Amendment to Agreement of Purchase and Sale with Santiam Cable Vision, Inc. (1)

10.6	Operating Management Agreement with Northland Cable Properties Seven Limited Partnership (1)

10.7	Assignment and Transfer Agreement with Northland Telecommunications Corporation for the purchase of the LaConner System (2)

10.8	Gates Franchise (1)

10.9	Stayton Franchise(1)

10.10	Mill City Franchise (1)

10.11	Detroit Franchise (1)

10.12	Idanha Franchise (1)

(c) EXHIBITS:

10.13	Lyons Franchise (1)

10.14	Marion County Franchise (1)

10.15	Turner Franchise (1)

10.19	Amendment dated August 4, 1989 to Revolving Credit and Term Loan Agreement with Security Pacific Bank of Washington, N.A.(3)

10.20	Revolving Credit and Term Loan Agreement with National Westminster Bank USA dated as of December 20, 1990 (4)

10.21	Note in the principal amount of up to $7,000,000 to the order of National Westminster Bank USA (4)

10.22	Borrower Assignment with National Westminster Bank USA (4)

10.23	Borrower Security Agreement with National Westminster Bank USA (4)

10.24	Agreement of Purchase and Sale with TCI Cablevision of Nevada, Inc. (4)

10.25	First Amendment dated May 28, 1992 to Revolving Credit and Term Loan Agreement with National Westminster Bank USA (5)

10.26	Franchise Agreement with the City of Turner, OR effective March 21, 1991 (5)

10.27	Franchise Agreement with the City of Lyons, OR effective April 8, 1991 (5)

10.28	Franchise Agreement with the City of Idanha, OR effective November 3, 1992 (5)

10.29	Agreement of Purchase with Alabama Television Cable Company (6)

10.30	Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank of Washington, National Association and West One Bank, Washington dated November 10, 1994 (6)

10.31	Franchise Agreement with City of Aliceville, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.32	Franchise Agreement with City of Carrollton, AL - Assignment and Assumption Agreement dated August 16, 1994 (7)

10.33	Franchise Agreement with City of Eutaw, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.34	Franchise Agreement with City of Gordo, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.35	Franchise Agreement with Greene County, AL - Assignment and Assumption Agreement dated November 10, 1994 (7)

10.36	Franchise Agreement with Town of Kennedy, AL - Assignment and Assumption Agreement dated August 15, 1994 (7)

10.37	Franchise Agreement with Lamar County, AL - Assignment and Assumption Agreement dated August 8, 1994 (7)

10.38	Franchise Agreement with City of Marion, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

10.39	Franchise Agreement with Town of Millport, AL - Assignment and Assumption Agreement dated August 18, 1994 (7)

10.40	Franchise Agreement with Pickens County, AL - Assignment and Assumption Agreement dated July 26, 1994 (7)

10.41	Franchise Agreement with Town of Pickensville, AL - Assignment and Assumption Agreement dated August 2, 1994 (7)

10.42	Franchise Agreement with City of Reform, AL - Assignment and Assumption Agreement dated August 1, 1994 (7)

(c) EXHIBITS:

10.43	Asset Purchase and Sale Agreement between SCS Communications and Security, Inc. and Northland Cable Properties Eight Limited Partnership dated April 14, 1995 (8)

10.44	Asset Purchase Agreement between Northland Cable Properties Eight Limited Partnership and TCI Cablevision of Georgia, Inc. dated November 17, 1995 (9)

10.45	First Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated March 30, 1998 (10)

10.46	Second Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated June 24, 2002 (11)

10.47	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Wave Division Networks, LLC dated October 28, 2002 (12)

10.48	Third Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated February 6, 2003 (13)

10.49	Fourth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated August 11, 2003 (13)

10.50	Fifth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated December 10, 2004 (14)

10.51	Purchase and Sale Agreement between Northland Cable Properties Eight Limited Partnership and Granberry H. Ward, III, d/b/a Sky Cablevision of Greene County (14)

10.52	Sixth Amendment to Amended and Restated Credit Agreement between Northland Cable Properties Eight Limited Partnership and U.S. Bank National Association dated September 7, 2006 (19)

31 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 10, 2016 pursuant to section 302 of the Sarbanes-Oxley Act

31 (b)	Certification of Vice President, Controller of Northland Communications Corporation, the General Partner, dated March 10, 2016 pursuant to section 302 of the Sarbanes-Oxley Act

32 (a)	Certification of Chief Executive Officer of Northland Communications Corporation, the General Partner, dated March 10, 2016 pursuant to section 906 of the Sarbanes-Oxley Act

32 (b)	Certification of Vice President, Controller of Northland Communications Corporation, the General Partner, dated March 10, 2016 pursuant to section 906 of the Sarbanes-Oxley Act

99.1	Letter regarding representation of Arthur Andersen, LLP dated April 1, 2002 (20)

101*

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013, (iii) Statements of Changes in Partners’ Capital (Deficit) for the Years Ended December 31, 2015, 2014 and 2013(iv) Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, and (v) Notes to Financial Statements, tagged as blocks of text.

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

NORTHLAND CABLE PROPERTIES EIGHT LIMITED PARTNERSHIP

By:NORTHLAND COMMUNICATIONS CORPORATION
(General Partner)

Date: 3-10-16	By:	/s/ GARY S. JONES
Gary S. Jones, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	CAPACITIES	DATE

/S/ GARY S. JONES	Chief Executive Officer of Registrant; Chief Executive Officer	3-10-16
Gary S. Jones	of Northland Communications Corporation

/S/ RICHARD I. CLARK	Director of Northland Communications Corporation	3-10-16
Richard I. Clark

Report of Independent Registered Public Accounting Firm

The Board of Directors and Partners

Northland Cable Properties Eight Limited Partnership:

We have audited the accompanying balance sheets of Northland Cable Properties Eight Limited Partnership (a Washington limited partnership) as of December 31, 2015 and 2014, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northland Cable Properties Eight Limited Partnership as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 1(a) to the financial statements, the Partnership’s life expires on December 31, 2016, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(signed) KPMG LLP

Seattle, Washington
March 10, 2016

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Balance Sheets

December 31, 2015 and 2014

Assets	2015	2014
Cash	$57,904	87,503
Accounts receivable (net of allowance of $8,400 and $9,400 in 2015 and 2014)	129,901	117,745
Due from affiliates	3,789	6,028
Prepaid expenses	43,106	45,547

Investment in cable television properties:
Property and equipment	14,600,539	14,367,729
Less accumulated depreciation	(12,092,206)	(11,642,253)
	2,508,333	2,725,476

Franchise agreements (net of accumulated amortization of $1,907,136 in 2015 and 2014 (Note 3(c))	394,311	394,311
Total investment in cable television properties	2,902,644	3,119,787

Total assets	$3,137,344	3,376,610
Liabilities and Partners’ Capital (Deficit)
Liabilities:
Accounts payable and accrued expenses	$437,596	648,164
Due to General Partner and affiliates	489,735	233,437
Deposits	5,475	9,515
Subscriber prepayments	148,888	157,694
Total liabilities	1,081,694	1,048,810
Commitments and contingencies

Partners’ capital (deficit):
General Partner:
Contributed capital	1,000	1,000
Accumulated deficit	(60,366)	(57,645)
	(59,366)	(56,645)
Limited partners:
Contributed capital, net (19,087 units)	8,091,119	8,091,119
Accumulated deficit	(5,976,103)	(5,706,674)
	2,115,016	2,384,445
Total liabilities and partners’ capital (deficit)	$3,137,344	3,376,610

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Operations

Years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Revenue (including $23,600, $49,058 and $63,310, received from affiliate in 2015, 2014 and 2013, respectively)	$4,258,409	4,380,380	4,487,627
Expenses:
Operating / cost of revenue (including $53,544, $54,597, and $56,694, net, to affiliates in 2015, 2014, and 2013, respectively), excluding depreciation and amortization expense recorded below	526,045	474,479	517,561
General and administrative (including $677,577, $664,102, and $556,208, net, to affiliates in 2015, 2014, and 2013, respectively)	1,393,854	1,779,299	1,401,949
Programming / cost of revenue (including $65,914, $84,568, and $55,377, net, to affiliates in 2015, 2014, and 2013, respectively)	2,033,436	1,921,137	1,817,916
Depreciation / cost of revenue	545,984	563,147	561,266
Loss on impairment of franchise agreements	—	1,898,393	—
(Gain) loss on disposal of assets	(49)	17,565	(11,880)
System sales transaction costs	27,120	—	—
Operating (loss) income	(267,981)	(2,273,640)	200,815
Other income (expense):
Interest expense and amortization of loan fees	(4,068)	—	(9,310)
Other income (expense)	(101)	112	157
Net (loss) income	$(272,150)	(2,273,528)	191,662
Allocation of net (loss) income:
General Partner	$(2,721)	(22,735)	1,917
Limited partners	(269,429)	(2,250,793)	189,745
Net (loss) income per limited partnership unit	(14)	(118)	10

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Changes in Partners' Capitol (Deficit)

Years ended December 31, 2015, 2014, and 2013

	General	Limited
	Partner	Partners	Total
Balance, December 31, 2012	$(35,827)	4,456,892	4,421,065
Net income	1,917	189,745	191,662
Distribution to Limited Partners for income taxes paid	-	(4,720)	(4,720)
Balance, December 31, 2013	$(33,910)	4,641,917	4,608,007
Net loss	(22,735)	(2,250,793)	(2,273,528)
Distribution to Limited Partners for income taxes paid	-	(6,679)	(6,679)
Balance, December 31, 2014	$(56,645)	2,384,445	2,327,800
Net loss	(2,721)	(269,429)	(272,150)
Balance, December 31, 2015	$(59,366)	2,115,016	2,055,650

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES

EIGHT LIMITED PARTNERSHIP

Statements of Cash Flows

Years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(272,150)	(2,273,528)	191,662
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	545,984	563,147	561,266
Amortization of loan fees	—	—	1,007
(Gain) loss on disposal of assets	(49)	(3,323)	(11,880)
Loss on impairment of franchise agreements	—	1,898,393	—
Changes in certain assets and liabilities:
Accounts receivable	(12,156)	(15,968)	(5,708)
Due from affiliates	2,239	10,585	26,522
Prepaid expenses	2,441	(961)	3,332
Accounts payable and accrued expenses	(188,822)	262,839	73,695
Due to General Partner and affiliates	256,298	63,009	22,234
Deposits	(4,040)	50	(1,750)
Subscriber prepayments	(8,806)	(34,739)	8,293
Net cash provided by operating activities	320,939	469,504	868,673
Cash flows used in investing activities:
Purchase of property and equipment	(350,587)	(544,759)	(580,534)
Proceeds from sale of property	49	25,064	21,864
Insurance proceeds	—	—	11,790
Net cash used in investing activities	(350,538)	(519,695)	(546,880)
Cash flows used in financing activities:
Principal payments on term loan	—	—	(553,376)
Distribution on behalf of limited partners for tax purposes	—	(6,679)	(4,720)
Net cash used in financing activities	—	(6,679)	(558,096)
(Decrease) increase in cash	(29,599)	(56,870)	(236,303)
Cash, beginning of year	87,503	144,373	380,676
Cash, end of year	$57,904	87,503	144,373
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$4,068	—	8,303
Capital expenditures in accounts payable at December 31, 2015, 2014 and 2013	$11,894	33,640	14,851
Capital expenditures in due to general partner and affiliates at December 31, 2015, 2014 and 2013	$95,701	95,701	(21,564)

See accompanying notes to financial statements.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

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

Northland Communications Corporation (the General Partner or Northland) manages the operations and is General Partner of the Partnership under the terms of a Partnership Agreement which will expire on December 31, 2016. As discussed in note 13, the Partnership executed an asset purchase agreement (“purchase agreement”) on December 28, 2015, to sell substantially all of its assets to Northland Cable Television, Inc. (“NCTV”), an affiliated party of the General Partner. The General Partner intends to submit a proxy statement that will solicit approval of the aforementioned sale of the Partnership’s assets and an amendment to the Partnership Agreement as described in note 15. If the sale of Partnership’s assets is not approved, the general partner will initiate the process to solicit the vote of the limited partners, under separate proxy, to extend the term of the Partnership Agreement.

The extension of the Partnership’s life will require approval from a majority of its limited partners. No assurances can be given that a majority of the limited partners will approve an extension of the Partnership’s life. Given this fact, the Partnership’s ability to continue as a going concern is in substantial doubt at December 31, 2015. The financial statements do not include any adjustments that might result from the uncertainty regarding the Company’s ability to extend the life of the Partnership.

Failure to extend the term of the Partnership would result in dissolution of the Partnership at December 31, 2016.  The Partnership continues after dissolution solely for the purpose of winding up its activities.  In winding up its activities, the Partnership may preserve the business or property as a going concern for a reasonable time and perform other necessary acts; and shall discharge the Partnership's liabilities, settle and close the Partnership's activities, and marshal and distribute the assets of the Partnership.

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

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

Northland contributed $1,000 to acquire its 1% interest in the Partnership.

(2)	Basis of Presentation

During the third quarter of 2015, the Partnership discovered that the franchise fee expense for the City of Swainsboro had been recorded at an incorrect rate. The franchise agreement issued by the State of Georgia for the City of Swainsboro effectively increased the franchise fee rate from three to five percent, as of April 4, 2012. As a result of this error, franchise fee expense was underreported by approximately $71,478 for the periods covering April 4, 2012, through June 30, 2015.

The Partnership has revised its balance sheet, statement of operations and cash flows from prior periods to appropriately reflect the correct franchise fee expense and liability as a result of the aforementioned error. The revisions did not materially impact the Partnership’s net income (loss), net income (loss) per limited partnership unit, cash flows, or partners’ capital (deficit).

The effect of recording this immaterial change on the balance sheet as of December 31, 2014, is as follows:

	December 31, 2014
	As Reported	As Revised
Accounts payable and accrued expenses	$586,106	$648,164
Total liabilities	986,752	1,048,810
General partner's deficit	(56,024)	(56,645)
Limited partners' capital	$2,445,882	$2,384,445

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

The effect of recording this immaterial change on the statement of operations for each of the annual periods ending December 31, 2014 and 2013, is as follows:

	Years Ended December 31,
	2014		2013
	As Reported	As Revised	As Reported	As Revised
General & administrative	$1,758,596	$1,779,299	$1,378,004	$1,401,949
Operating (loss) income	(2,252,937)	(2,273,640)	224,760	200,815
Net (loss) income	(2,252,825)	(2,273,528)	215,607	191,662
Net (loss) income per limited partnership unit	$(117)	$(118)	$11	$10

The effect of recording this immaterial change on the statement of cash flows for the years ended December 31, 2014 and 2013, is as follows:

	Years Ended December 31,
	2014		2013
	As Reported	As Revised	As Reported	As Revised
Net (loss) income	$(2,252,825)	$(2,273,528)	$215,607	$191,662
Change in accounts payable and accrued expenses	$242,136	$262,839	$49,750	$73,695

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

December 31, 2015, and 2014

(3)	Summary of Significant Accounting Policies

(a)	Accounts Receivable

Accounts receivable consist primarily of amounts due from customers for cable or advertising services provided by the Partnership, and are net of an allowance for doubtful accounts of $8,400 and $9,400 at December 31, 2015 and 2014, respectively.

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

Depreciation of property and equipment is calculated using the straight-line method over the following estimated service lives:

Buildings (in years)		20
Distribution plant (in years)		10
Other equipment (in years)	5	–	20

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

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

During 2014, there was a significant decline in the operating cash flow of the Swainsboro, GA system constituting a triggering event under Accounting Standards Codification (ASC) 360. The Partnership performed step 1 of the impairment test on the property and equipment of its Swainsboro, GA system and determined that the undiscounted cash flows of the system exceeded the carrying value of the property and equipment as of December 31, 2014.

The Partnership will continue to test these assets for impairment annually, or more frequently as warranted by events or changes in circumstances.

(c)	Intangible Assets

The Partnership does not amortize intangible assets determined to have indefinite lives. The Partnership determined that its franchise agreements met the definition of indefinite-lived assets due to the history of obtaining franchise renewals, among other considerations. Accordingly, amortization of these assets ceased on December 31, 2001. The Partnership tests these intangibles for impairment annually as of September 30th or on an interim basis if an event occurs or circumstances change that would indicate the assets might be impaired. The Partnership’s test for impairment that was performed as of September 30, 2015, indicated that the fair value of the assets exceeded their carrying value.

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

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

(d)	Loan Fees

Loan fees were amortized using the straight-line method over periods of one to five years. The Partnership recorded amortization expense of $0, $0 and $1,007 in 2015, 2014, and 2013, respectively. Loan fees were fully amortized as of June 30, 2013.

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

Amounts paid to the affiliate, which maintains the fund for the Partnership and its affiliates, are expensed as incurred and are included in the statements of operations. To the extent a loss has been incurred related to risks that are self-insured, the Partnership records an operating loss, net of any amounts to be drawn from the fund. In 2015, 2014, and 2013, the Partnership was not required to make contributions to the fund. Management suspended contributions during 2012 based on its assessment that the current balance would be sufficient to meet potential claims. As of December 31, 2015 and 2014, the fund (related to all Northland entities) had a balance of $667,798 and $666,998, respectively. Amounts paid from the fund related to all Northland entities were $0, $74,130, and $9,226, in 2015, 2014, and 2013, respectively. Of this amount the Partnership received $0, $0 and $9,226 in 2015, 2014 and 2013, respectively.

(f)	Revenue Recognition

Cable service revenue, including service and maintenance, is recognized in the month service is provided to customers. Advance payments on services to be rendered are recorded as subscriber prepayments. Revenues resulting from the sale of local spot advertising are recognized when the related advertisements or commercials appear before the public. Local spot advertising revenues earned were $33,357, $61,789, and $71,351, in 2015, 2014, and 2013 respectively.

(g)	Marketing Costs

The Partnership expenses marketing costs as they are incurred. Marketing costs attributable to operations were $67,956, $56,993, and $38,418 in 2015, 2014, and 2013, respectively.

(h)	Segment Reporting

The Partnership manages its business and makes operating decisions at the operating segment level. The Partnership follows general standards of operating segment aggregation, reporting business activities under a single reportable segment, telecommunications services. Additionally, all of its activities take place in the United States of America.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

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

The limited partners’ total initial contributions to capital were $9,568,500 ($500 per limited partnership unit), offset by offering costs and limited partnership unit repurchases through the end of December 31, 2015. The Partnership has made no cash distributions to the limited partners as of December 31, 2015.

(5)	Transactions with the General Partner and Affiliates

(a)	Management Fees

The General Partner receives a fee for managing the Partnership equal to 5% of the gross revenues of the Partnership, excluding revenues from the sale of cable systems or franchises. Management fees charged by the General Partner were $212,920, $219,019, and $224,381 for 2015, 2014, and 2013, respectively. Management fees are included as a component of general and administrative expenses in the accompanying statements of operations. The Partnership has deferred payment of management fees starting in the fourth quarter of 2014 and continued to defer management fees through 2015 to meet its obligations related to the settlement of a legal claim in September 2014.

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

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

The amounts billed to the Partnership are based on costs incurred by the General Partner and its affiliates in rendering the services. The costs of certain services are charged directly to the Partnership, based upon the personnel time spent by the employees rendering the service. The cost of other services is allocated to the Partnership and affiliates based upon relative size and revenue. Management believes that the methods used to allocate costs to the Partnership are reasonable. Amounts charged for these services were $373,288, $387,444, and $287,581 for 2015, 2014, and 2013, respectively.

The Partnership has entered into operating management agreements with certain affiliates managed by the General Partner. Under the terms of these agreements, the Partnership or an affiliate serves as the managing agent for certain cable systems and is reimbursed for certain operating and administrative expenses. The Partnership’s operations include charges of $42,436, $38,438, and $58,896, net of payments received, under the terms of these agreements during 2015, 2014, and 2013, respectively.

Northland Cable Service Corporation (NCSC), an affiliate of the General Partner, was formed to provide billing system support to cable systems owned and managed by the General Partner. In addition NCSC provides technical support associated with the build out and upgrade of Northland affiliated cable systems as well as support for the Partnership’s high speed Internet and telephone services. In 2015, 2014, and 2013, the Partnership’s operations include charges of $168,411, $173,589, $116,279, respectively, for these services. Of this amount, $0, $15,223, and $18,859 were capitalized in 2015, 2014, and 2013, respectively, related to the build out and upgrade of cable systems. Cable Ad Concepts (CAC), a subsidiary of NCSC, manages the development of local advertising as well as billing for video commercial advertisements to be cablecast on Northland affiliated cable systems. CAC retains all the credit risks associated with the advertising activities and a net fixed percentage of the related revenues are remitted to the Partnership, which are recorded as net advertising revenues. The Partnership’s operations include $23,600, $49,058, and $63,310, in payments received under the terms of this agreement during 2015, 2014, and 2013, respectively.

(c)	Due from Affiliates

 The receivable from affiliates consists of the following:

	December 31
	2015	2014
Reimbursable operating costs	-	25
Other amounts due from affiliates, net	3,789	6,003
	$3,789	6,028

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

(d)	Due to General Partner and Affiliates

The payable to the General Partner and affiliates consists of the following:

	December 31
	2015	2014
Management fees	$263,422	50,501
Reimbursable operating costs	51,241	81,428
Other amounts due to General Partner and affiliates, net	175,072	101,508
	$489,735	233,437

(6)	Property and Equipment

Property and equipment consists of the following:

	December 31
	2015	2014
Land and buildings	$54,451	54,451
Distribution plant	13,712,195	13,477,626
Other equipment	824,620	811,755
Construction in progress	9,273	23,897
	14,600,539	14,367,729
Accumulated depreciation	(12,092,206)	(11,642,253)
Property and equipment, net of accumulated depreciation	$2,508,333	2,725,476

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	2015	2014
Accounts payable	$13,676	33,682
Program license fees	201,730	193,693
Pole rental	36,442	33,990
Franchise fees	74,892	90,734
Copyright fees	3,675	5,346
Accrued legal fees and expenses	25,840	216,523
Other	81,341	74,196
	$437,596	648,164

(8)	Term Loan

The Partnership’s term loan matured and was paid in full on July 1, 2013.

(9)	Income Taxes

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

There was no taxable income allocated to the Limited Partners in 2015 and 2014. The Limited Partners were allocated taxable income in 2013. State income taxes of $6,679 were paid in 2014 by the Partnership on behalf of the Limited Partners and have been recorded as a reduction of Limited Partner’s capital. The Partnership agreement provides that tax losses may not be allocated to the Limited Partners if such loss allocation would create a deficit in the Limited Partners’ Capital Account. Such excess losses are reallocated to the General Partner (Reallocated Limited Partner Losses). In subsequent years, 100% of the Partnership’s net income is allocated to the General Partner until the General Partner has been allocated net income in amounts equal to the Reallocated Limited Partner Losses.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

The Partnership follows FASB ASC 740-10 (previously FIN No. 48, Accounting for Uncertainty in Income Taxes), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This pronouncement prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a filer’s tax return. FASB ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.   The Partnership had no unrecognized tax benefits as of December 31, 2015 and 2014.

(10)	Commitments and Contingencies

(a)	Lease Arrangements

The Partnership leases certain office facilities and other sites under leases accounted for as operating leases. Rental expense related to these leases was $16,727, $16,725, and $15,540 in 2015, 2014, and 2013, respectively. Minimum lease payments through the end of the lease terms are as follows:

2016	5,000
2017	5,000
2018	5,000
2019	5,000
2020	5,000
Thereafter	15,000
$40,000

The Partnership also rents utility poles in its operations. Generally, pole rentals are based on pole usage and cancelable on short notice, but the Partnership anticipates that such rentals will recur. Rent expense incurred for pole rentals for the years ended December 31, 2015, 2014, and 2013 was $106,981, $108,095, and $107,336, respectively.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

(11)	Litigation

In September 2014, the Partnership settled a legal claim made by a former employee. Under the terms of the settlement, the Partnership paid $150,000 in damages, fees and costs. Pursuant to the settlement agreement, the Partnership entered into a security agreement to grant a security interest in all of the assets of the Partnership to secure the obligations. As of December 31, 2015, the settlement was paid in full. In addition, the Partnership incurred approximately $223,494 in legal fees and travel expenses associated with the defense of this claim, of which approximately $6,646, $177,057, $39,791 was incurred for the years ended December 31, 2015, 2014 and 2013, respectively. The Partnership has recorded both the settlement and the associated legal fees as general and administrative expenses in the accompanying financial statements.

The Partnership is party to other ordinary and routine litigation proceedings that are incidental to the Partnership’s business. Management believes that the outcome of all pending legal proceedings will not, individually or in the aggregate, have a material adverse effect on the Partnership, its financial statements or prospects.

(12)	Liquidity

The Partnership's primary source of liquidity is cash flow provided by operations. As a result of the aforementioned legal settlement, the Partnership deferred payment of management fees beginning with the fourth quarter of 2014 and continued to defer management fees throughout 2015, along with actively reducing its capital expenditures to satisfy these obligations and to cover operating costs and working capital needs. The Partnership will continue to defer management fees and other payments to affiliates, if necessary, to cover future operating costs and working capital needs over the next twelve-month period. In the normal course of operations during 2016, the General Partner and its affiliates have represented to the Partnership that they will not call the amounts deferred by the Partnership.

(13)	Potential Sale of Systems

In July 2014, the Partnership engaged a nationally recognized brokerage firm to assess and market the Partnership’s assets for a potential sale. Eight potential buyers expressed interest and were sent a Confidential Information Memorandum (“CIM”) on the Partnership’s systems. In June 2015, the CIM was updated. Potential buyers were contacted and three parties expressed interest in receiving the updated CIM. In the end, all interested parties declined to submit bids.

On December 28, 2015, the Partnership executed an asset purchase agreement to sell the operating assets and franchise rights of its remaining cable systems serving the communities of Aliceville, Alabama and Swainsboro, Georgia to NCTV, an affiliated party of the General Partner. The purchase agreement includes a sales price of $3,030,000, which may be adjusted for customary prorations of revenues and expenses as of closing. For a period of up to six months after the closing, ten percent of the purchase price ($303,000) will serve to secure the Partnership’s indemnification obligations with respect to breaches of its representations, warranties and covenants in the asset purchase agreement (the “Holdback”). The net proceeds to be received upon closing will be used to pay all remaining liabilities of the Partnership, including transaction costs, and to make distributions to the limited and general partners in accordance with the terms of the partnership agreement. No later than six months after closing, the Partnership will receive a final payment from the Holdback funds, subject to any indemnification claims, and soon thereafter, the limited and general partners will receive a final distribution.

NORTHLAND CABLE PROPERTIES EIGHT

LIMITED PARTNERSHIP

Notes to Financial Statements

December 31, 2015, and 2014

Pursuant to the partnership agreement, the sale of all or substantially all of the Partnership’s assets requires the affirmative vote of the holders of a majority of the outstanding limited partnership units. The proposed transaction will be adopted if holders of a majority of the outstanding units of limited partnership interest (not including any such units held by the managing general partner or its affiliates) vote to approve the sale of substantially all of the Partnership’s assets. The Partnership asked the limited partners to approve the sales in February of 2016.

Pursuant to the terms of the Partnership Agreement, the Partnership will be dissolved upon the sale of all, or substantially all of its assets, and the managing general partner will wind up the business and affairs of the Partnership without requiring any further consent or vote by the limited partners. Accordingly, if the proposed transaction closes as planned, the managing general partner will commence the dissolution and winding up of the Partnership during the first half of 2016.

Fees for legal and accounting activities in connection with the aforementioned purchase and sale transaction amounted to $27,120, during 2015, and have been expensed as incurred within system sales and transaction costs in the accompanying statement of operations.

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

(15)	Subsequent Event

On February 19, 2016, the Partnership filed with the Security and Exchange Commission a definitive proxy statement to solicit limited partner approval (i) to authorize the sale of substantially all the assets of the Partnership to NCTV, as set forth in the purchase agreement, (ii) to authorize an amendment to the Partnership Agreement, to exclude the proposed sales transaction from the independent appraisal procedures that would otherwise be required by the Partnership Agreement. If the two proposals are approved by holders of a majority of the outstanding limited partnership units, the operating assets of the Partnership will be sold to NCTV and pursuant to the terms of the partnership agreement, the limited partnership will be dissolved and the general partner will wind up the business and affairs of the Partnership without requiring any further consent or vote by the limited partners. If the two proposals are not approved, the general partner will continue its efforts to identify prospective purchasers for the Partnership’s assets and initiate the process to solicit the vote of the limited partners, under separate proxy, to extend the term of the partnership agreement currently expiring on December 31, 2016.